Form 10-Q
period 2024-09-30
M&T BANK CORP
filed 2024-11-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
Commission File Number 1-9861
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on November 1, 2024: 165,921,158 shares.

M&T BANK CORPORATION
FORM 10-Q
For the Quarterly Period Ended September 30, 2024

GLOSSARY OF TERMS
The following listing includes acronyms and terms used throughout the document.

Term	Definition
2023 Annual Report	Form 10-K for the year ended December 31, 2023
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BLG	Bayview Lending Group, LLC
Capital Rules	Capital adequacy standards established by the federal banking agencies
CET1	Common Equity Tier 1
CIT	Collective Investment Trust
Company	M&T Bank Corporation and its consolidated subsidiaries
DUS	Delegated Underwriting and Servicing
Executive ALCO Committee	Executive Asset-Liability Liquidity Capital Committee of M&T
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.
GDP	Gross Domestic Product
Junior subordinated debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
People’s United	People’s United Financial, Inc.
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET (Unaudited)

(Dollars in millions, except per share)	September 30, 2024	December 31, 2023
Assets
Cash and due from banks	$2,216	$1,731
Interest-bearing deposits at banks	24,417	28,069
Trading account	102	106
Investment securities:
Available for sale (cost: $16,658 at September 30, 2024; $10,691 at December 31, 2023)	16,727	10,440
Held to maturity (fair value: $13,709 at September 30, 2024; $14,308 at December 31, 2023)	14,503	15,330
Equity and other securities (cost: $1,090 at September 30, 2024; $1,125 at December 31, 2023)	1,097	1,127
Total investment securities	32,327	26,897
Loans and leases, net of unearned discount of $1,043 at September 30, 2024 and $868 at December 31, 2023	135,920	134,068
Allowance for credit losses	(2,204)	(2,129)
Loans and leases, net	133,716	131,939
Premises and equipment	1,694	1,739
Goodwill	8,465	8,465
Core deposit and other intangible assets	107	147
Accrued interest and other assets	8,741	9,171
Total assets	$211,785	$208,264
Liabilities
Noninterest-bearing deposits	$47,344	$49,294
Savings and interest-checking deposits	100,698	93,221
Time deposits	16,512	20,759
Total deposits	164,554	163,274
Short-term borrowings	2,605	5,316
Accrued interest and other liabilities	4,167	4,516
Long-term borrowings	11,583	8,201
Total liabilities	182,909	181,307
Shareholders' equity
Preferred stock, $1.00 par, 20,000,000 shares authorized; Issued and outstanding: Liquidation preference of $1,000 per share: 350,000 shares at December 31, 2023; Liquidation preference of $10,000 per share: 215,000 shares at September 30, 2024 and 140,000 shares at December 31, 2023; Liquidation preference of $25 per share: 10,000,000 shares at September 30, 2024 and December 31, 2023	2,394	2,011
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at September 30, 2024 and December 31, 2023	90	90
Common stock issuable, 11,559 shares at September 30, 2024; 12,217 shares at December 31, 2023	1	1
Additional paid-in capital	9,986	10,020
Retained earnings	18,659	17,524
Accumulated other comprehensive income (loss), net	(27)	(459)
Treasury stock — common, at cost — 13,291,005 shares at September 30, 2024; 13,300,298 shares at December 31, 2023	(2,227)	(2,230)
Total shareholders’ equity	28,876	26,957
Total liabilities and shareholders’ equity	$211,785	$208,264
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2024	2023
Interest income
Loans and leases, including fees	$2,153	$2,062	$6,378	$5,910
Investment securities:
Fully taxable	267	198	723	579
Exempt from federal taxes	16	17	48	50
Deposits at banks	348	363	1,167	942
Other	1	1	3	3
Total interest income	2,785	2,641	8,319	7,484
Interest expense
Savings and interest-checking deposits	655	494	1,888	1,140
Time deposits	180	202	622	441
Short-term borrowings	57	69	210	223
Long-term borrowings	167	101	475	287
Total interest expense	1,059	866	3,195	2,091
Net interest income	1,726	1,775	5,124	5,393
Provision for credit losses	120	150	470	420
Net interest income after provision for credit losses	1,606	1,625	4,654	4,973
Other income
Mortgage banking revenues	109	105	319	297
Service charges on deposit accounts	132	121	383	354
Trust income	170	155	500	521
Brokerage services income	32	27	91	76
Trading account and other non-hedging derivative gains	13	9	29	38
Gain (loss) on bank investment securities	(2)	—	(8)	—
Other revenues from operations	152	143	456	664
Total other income	606	560	1,770	1,950
Other expense
Salaries and employee benefits	775	727	2,372	2,273
Equipment and net occupancy	125	131	379	387
Outside data processing and software	123	111	367	323
Professional and other services	88	89	264	314
FDIC assessments	25	29	122	87
Advertising and marketing	27	23	74	82
Amortization of core deposit and other intangible assets	12	15	40	47
Other costs of operations	128	153	378	417
Total other expense	1,303	1,278	3,996	3,930
Income before taxes	909	907	2,428	2,993
Income taxes	188	217	521	734
Net income	$721	$690	$1,907	$2,259
Net income available to common shareholders
Basic	$674	$664	$1,805	$2,180
Diluted	674	664	1,805	2,180
Net income per common share
Basic	4.04	4.00	10.83	13.09
Diluted	4.02	3.98	10.78	13.05
Average common shares outstanding
Basic	166,671	165,909	166,694	166,488
Diluted	167,567	166,570	167,437	167,093
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Net income	$721	$690	$1,907	$2,259
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	230	(3)	238	(2)
Cash flow hedges adjustments	291	(70)	196	(146)
Defined benefit plans liability adjustments	(1)	(1)	(4)	(4)
Other	4	(3)	2	—
Total other comprehensive income (loss)	524	(77)	432	(152)
Total comprehensive income	$1,245	$613	$2,339	$2,107
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2024	2023
Cash flows from operating activities
Net income	$1,907	$2,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	470	420
Depreciation and amortization of premises and equipment	235	227
Amortization of capitalized servicing rights	104	94
Amortization of core deposit and other intangible assets	40	47
Provision for deferred income taxes	(13)	(40)
Asset write-downs	7	3
Net gain on sales of assets	(3)	(244)
Net change in accrued interest receivable, payable	(149)	232
Net change in other accrued income and expense	166	208
Net change in loans originated for sale	(544)	(257)
Net change in trading account and other non-hedging derivative assets and liabilities	(286)	156
Net cash provided by operating activities	1,934	3,105
Cash flows from investing activities
Proceeds from sales of investment securities:
Available for sale	58	—
Equity and other securities	436	809
Proceeds from maturities of investment securities:
Available for sale	5,255	513
Held to maturity	844	924
Purchases of investment securities:
Available for sale	(11,156)	(344)
Held to maturity	—	(2,948)
Equity and other securities	(398)	(1,049)
Net increase in loans and leases	(1,740)	(850)
Net (increase) decrease in interest-bearing deposits at banks	3,652	(5,156)
Capital expenditures, net	(131)	(168)
Net decrease in loan servicing advances	186	305
Other, net	151	(593)
Net cash used by investing activities	(2,843)	(8,557)
Cash flows from financing activities
Net increase in deposits	1,277	608
Net increase (decrease) in short-term borrowings	(2,711)	3,176
Proceeds from long-term borrowings	4,003	4,032
Payments on long-term borrowings	(678)	(781)
Proceeds from issuance of Series J preferred stock	733	—
Redemption of Series E preferred stock	(350)	—
Purchases of treasury stock	(198)	(594)
Dividends paid — common	(671)	(652)
Dividends paid — preferred	(107)	(83)
Other, net	96	(5)
Net cash provided by financing activities	1,394	5,701
Net increase in cash, cash equivalents and restricted cash	485	249
Cash, cash equivalents and restricted cash at beginning of period	1,731	1,520
Cash, cash equivalents and restricted cash at end of period	$2,216	$1,769
Supplemental disclosure of cash flow information
Interest received during the period	$8,323	$7,429
Interest paid during the period	3,294	1,779
Income taxes paid during the period	240	431
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	30	17
Additions to right-of-use assets under operating leases	62	88
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended September 30, 2024
Balance — July 1, 2024	$2,744	$90	$1	$9,976	$18,211	$(551)	$(2,047)	$28,424
Total comprehensive income	—	—	—	—	721	524	—	1,245
Redemption of Series E preferred stock	(350)	—	—	—	—	—	—	(350)
Preferred stock cash dividends (a)	—	—	—	—	(47)	—	—	(47)
Purchases of treasury stock	—	—	—	—	—	—	(200)	(200)
Stock-based compensation transactions, net	—	—	—	10	(1)	—	20	29
Common stock cash dividends — $1.35 per share	—	—	—	—	(225)	—	—	(225)
Balance — September 30, 2024	$2,394	$90	$1	$9,986	$18,659	$(27)	$(2,227)	$28,876

Nine Months Ended September 30, 2024
Balance — January 1, 2024	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957
Total comprehensive income	—	—	—	—	1,907	432	—	2,339
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Redemption of Series E preferred stock	(350)	—	—	—	—	—	—	(350)
Preferred stock cash dividends (a)	—	—	—	—	(99)	—	—	(99)
Purchases of treasury stock	—	—	—	—	—	—	(200)	(200)
Stock-based compensation transactions, net	—	—	—	(34)	(2)	—	203	167
Common stock cash dividends — $4.00 per share	—	—	—	—	(671)	—	—	(671)
Balance — September 30, 2024	$2,394	$90	$1	$9,986	$18,659	$(27)	$(2,227)	$28,876

Three Months Ended September 30, 2023
Balance — July 1, 2023	$2,011	$90	$1	$10,000	$16,837	$(865)	$(2,273)	$25,801
Total comprehensive income	—	—	—	—	690	(77)	—	613
Preferred stock cash dividends (a)	—	—	—	—	(25)	—	—	(25)
Stock-based compensation transactions, net	—	—	—	12	—	—	13	25
Common stock cash dividends — $1.30 per share	—	—	—	—	(218)	—	—	(218)
Balance — September 30, 2023	$2,011	$90	$1	$10,012	$17,284	$(942)	$(2,260)	$26,196

Nine Months Ended September 30, 2023
Balance — January 1, 2023	$2,011	$90	$1	$10,002	$15,754	$(790)	$(1,750)	$25,318
Total comprehensive income	—	—	—	—	2,259	(152)	—	2,107
Preferred stock cash dividends (a)	—	—	—	—	(75)	—	—	(75)
Purchases of treasury stock	—	—	—	—	—	—	(600)	(600)
Stock-based compensation transactions, net	—	—	—	10	(1)	—	90	99
Common stock cash dividends — $3.90 per share	—	—	—	—	(653)	—	—	(653)
Balance — September 30, 2023	$2,011	$90	$1	$10,012	$17,284	$(942)	$(2,260)	$26,196
_______________________________________________________________
(a)For the three-month and nine-month periods ended September 30, 2024, dividends per share for Preferred Series E were $23.50 and $62.575, respectively. For the three-month and nine-month periods ended September 30, 2023, dividends per share for Preferred Series E were $16.125 and $48.375, respectively. For the three-month and nine-month periods ended September 30, 2024 and 2023, dividends per preferred share were: Preferred Series F - $128.125 and $384.375, respectively; Preferred Series G - $125.00 and $375.00, respectively; Preferred Series H - $0.3516 and $1.0547, respectively; Preferred Series I - $87.50 and $262.50, respectively. For the three-month and nine-month periods ended September 30, 2024, dividends per share for Preferred Series J were $254.17.

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
2. Divestiture
On April 29, 2023, the Company sold its CIT business to a private equity firm. The transaction resulted in a pre-tax gain of $225 million ($157 million after-tax effect) that has been included in "other revenues from operations" in the Consolidated Statement of Income for the nine months ended September 30, 2023. Prior to the sale, the CIT business contributed $60 million to trust income in the nine months ended September 30, 2023. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in that period.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2024
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,824	$62	$26	$7,860
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,125	55	3	3,177
Residential	5,606	60	77	5,589
Other debt securities	103	—	2	101
	16,658	177	108	16,727
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,013	—	14	999
Obligations of states and political subdivisions	2,397	—	71	2,326
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,038	—	81	1,957
Residential	9,016	13	646	8,383
Privately issued	38	8	3	43
Other debt securities	1	—	—	1
	14,503	21	815	13,709
Total debt securities	$31,161	$198	$923	$30,436
Equity and other securities:
Readily marketable equity — at fair value	$250	$9	$2	$257
Other — at cost	840	—	—	840
Total equity and other securities	$1,090	$9	$2	$1,097

December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$7,818	$—	$113	$7,705
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	425	—	9	416
Residential	2,272	—	118	2,154
Other debt securities	176	—	11	165
	10,691	—	251	10,440
Investment securities held to maturity:
U.S. Treasury and federal agencies	1,005	—	31	974
Obligations of states and political subdivisions	2,501	—	67	2,434
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,033	—	130	1,903
Residential	9,747	4	802	8,949
Privately issued	42	9	5	46
Other debt securities	2	—	—	2
	15,330	13	1,035	14,308
Total debt securities	$26,021	$13	$1,286	$24,748
Equity and other securities:
Readily marketable equity — at fair value	$266	$5	$3	$268
Other — at cost	859	—	—	859
Total equity and other securities	$1,125	$5	$3	$1,127

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
Gross realized losses from sales of investment securities totaled $13 million for the nine-month period ended September 30, 2024. There were no significant gross realized gains recognized for that same 2024 period. There were no significant gross realized gains or losses from sales of investment securities for the nine-month period ended September 30, 2023. Unrealized losses on equity securities are included in "gain (loss) on bank investment securities" in the Consolidated Statement of Income.
At September 30, 2024, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$3,206	$3,187
Due after one year through five years	4,721	4,774
Due after five years through ten years	—	—
Due after ten years	—	—
	7,927	7,961
Mortgage-backed securities	8,731	8,766
	$16,658	$16,727
Debt securities held to maturity:
Due in one year or less	$589	$585
Due after one year through five years	654	643
Due after five years through ten years	1,463	1,429
Due after ten years	705	669
	3,411	3,326
Mortgage-backed securities	11,092	10,383
	$14,503	$13,709

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
A summary of investment securities that as of September 30, 2024 and December 31, 2023 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2024
Investment securities available for sale:
U.S. Treasury and federal agencies	$125	$—	$3,069	$26
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	395	2	128	1
Residential	227	—	1,760	77
Other debt securities	—	—	64	2
	747	2	5,021	106
Investment securities held to maturity:
U.S. Treasury and federal agencies	—	—	949	14
Obligations of states and political subdivisions	26	—	2,192	71
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,957	81
Residential	—	—	7,318	646
Privately issued	—	—	31	3
	26	—	12,447	815
Total	$773	$2	$17,468	$921

December 31, 2023
Investment securities available for sale:
U.S. Treasury and federal agencies	$229	$1	$7,474	$112
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	74	1	330	8
Residential	151	2	1,959	116
Other debt securities	6	—	154	11
	460	4	9,917	247
Investment securities held to maturity:
U.S. Treasury and federal agencies	50	—	924	31
Obligations of states and political subdivisions	218	3	2,172	64
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	328	9	1,575	121
Residential	955	11	7,139	791
Privately issued	—	—	34	5
	1,551	23	11,844	1,012
Total	$2,011	$27	$21,761	$1,259

NOTES TO FINANCIAL STATEMENTS, CONTINUED
3. Investment securities, continued
The Company owned 3,600 individual debt securities with aggregate gross unrealized losses of $923 million at September 30, 2024. Based on a review of each of the securities in the investment securities portfolio at September 30, 2024, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2024, the Company does not intend to sell, nor is it anticipated that it would be required to sell, any of its impaired investment securities at a loss. At September 30, 2024, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $840 million of cost method equity securities.
The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at September 30, 2024 or December 31, 2023.
At September 30, 2024 and December 31, 2023, investment securities with carrying values of $7.4 billion (including $124 million related to repurchase transactions) and $8.2 billion (including $393 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.
4. Loans and leases and the allowance for credit losses
A summary of current, past due and nonaccrual loans as of September 30, 2024 and December 31, 2023 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total
September 30, 2024
Commercial and industrial	$59,926	$265	$11	$810	$61,012
Real estate:
Commercial (a)	21,560	231	2	578	22,371
Residential builder and developer	981	9	—	2	992
Other commercial construction	5,123	113	—	84	5,320
Residential (b)	21,042	667	268	219	22,196
Residential — limited documentation	737	29	—	57	823
Consumer:
Home equity lines and loans	4,464	30	—	82	4,576
Recreational finance	11,621	90	—	28	11,739
Automobile	4,680	52	—	11	4,743
Other	2,066	20	7	55	2,148
Total	$132,200	$1,506	$288	$1,926	$135,920

December 31, 2023
Commercial and industrial	$56,091	$238	$11	$670	$57,010
Real estate:
Commercial (a)	24,072	311	25	869	25,277
Residential builder and developer	1,065	5	—	3	1,073
Other commercial construction	6,322	159	1	171	6,653
Residential (b)	21,080	763	295	215	22,353
Residential — limited documentation	825	31	—	55	911
Consumer:
Home equity lines and loans	4,528	40	—	81	4,649
Recreational finance	9,935	87	—	36	10,058
Automobile	3,918	60	—	14	3,992
Other	2,003	30	7	52	2,092
Total	$129,839	$1,724	$339	$2,166	$134,068
_______________________________________________________________
(a)Commercial real estate loans held for sale were $716 million at September 30, 2024 and $189 million at December 31, 2023.
(b)One-to-four family residential mortgage loans held for sale were $242 million at September 30, 2024 and $190 million at December 31, 2023.

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
Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel review criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
The following table summarizes the loan grades applied at September 30, 2024 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month and nine-month periods ended September 30, 2024 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2024	2023	2022	2021	2020	Prior
Commercial and industrial:
Pass	$6,885	$7,018	$6,491	$3,825	$1,802	$5,440	$25,290	$78	$56,829
Criticized accrual	128	400	419	218	122	641	1,408	37	3,373
Criticized nonaccrual	7	56	82	46	67	274	260	18	810
Total commercial and industrial	$7,020	$7,474	$6,992	$4,089	$1,991	$6,355	$26,958	$133	$61,012
Gross charge-offs three months ended September 30, 2024	$3	$10	$25	$4	$2	$8	$12	$—	$64
Gross charge-offs nine months ended September 30, 2024	$4	$24	$44	$19	$12	$22	$95	$—	$220
Real estate:
Commercial:
Pass	$1,003	$1,648	$1,296	$1,190	$1,861	$10,308	$383	$—	$17,689
Criticized accrual	5	308	752	323	648	2,044	24	—	4,104
Criticized nonaccrual	—	1	51	32	36	457	1	—	578
Total commercial real estate	$1,008	$1,957	$2,099	$1,545	$2,545	$12,809	$408	$—	$22,371
Gross charge-offs three months ended September 30, 2024	$—	$—	$—	$—	$—	$24	$—	$—	$24
Gross charge-offs nine months ended September 30, 2024	$—	$4	$—	$—	$5	$67	$—	$—	$76
Residential builder and developer:
Pass	$333	$323	$78	$19	$4	$11	$101	$—	$869
Criticized accrual	9	43	46	6	—	16	1	—	121
Criticized nonaccrual	—	—	—	1	—	1	—	—	2
Total residential builder and developer	$342	$366	$124	$26	$4	$28	$102	$—	$992
Gross charge-offs three months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs nine months ended September 30, 2024	$—	$—	$—	$—	$—	$2	$—	$—	$2
Other commercial construction:
Pass	$68	$1,290	$1,213	$283	$161	$339	$46	$—	$3,400
Criticized accrual	19	87	673	454	311	284	8	—	1,836
Criticized nonaccrual	—	—	5	9	49	21	—	—	84
Total other commercial construction	$87	$1,377	$1,891	$746	$521	$644	$54	$—	$5,320
Gross charge-offs three months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs nine months ended September 30, 2024	$—	$—	$2	$—	$—	$10	$2	$—	$14
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at September 30, 2024 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month and nine-month periods ended September 30, 2024 by origination year follows:

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2024	2023	2022	2021	2020	Prior
Residential:
Current	$1,550	$1,415	$4,481	$3,559	$2,427	$7,510	$100	$—	$21,042
30-89 days past due	17	10	114	76	35	415	—	—	667
Accruing loans past due 90 days or more	—	8	29	29	18	184	—	—	268
Nonaccrual	—	2	27	15	3	169	3	—	219
Total residential	$1,567	$1,435	$4,651	$3,679	$2,483	$8,278	$103	$—	$22,196
Gross charge-offs three months ended September 30, 2024	$—	$—	$—	$—	$—	$1	$—	$—	$1
Gross charge-offs nine months ended September 30, 2024	$—	$—	$—	$—	$—	$4	$—	$—	$4
Residential - limited documentation:
Current	$—	$—	$—	$—	$—	$737	$—	$—	$737
30-89 days past due	—	—	—	—	—	29	—	—	29
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	57	—	—	57
Total residential - limited documentation	$—	$—	$—	$—	$—	$823	$—	$—	$823
Gross charge-offs three months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$—	$—
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$2	$2	$95	$3,038	$1,327	$4,464
30-89 days past due	—	—	—	—	—	2	—	28	30
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	3	—	79	82
Total home equity lines and loans	$—	$—	$—	$2	$2	$100	$3,038	$1,434	$4,576
Gross charge-offs three months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$1	$1
Gross charge-offs nine months ended September 30, 2024	$—	$—	$—	$—	$—	$—	$—	$3	$3
Recreational finance:
Current	$3,153	$2,219	$2,026	$1,609	$1,102	$1,512	$—	$—	$11,621
30-89 days past due	8	17	14	16	14	21	—	—	90
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	5	5	5	4	8	—	—	28
Total recreational finance	$3,162	$2,241	$2,045	$1,630	$1,120	$1,541	$—	$—	$11,739
Gross charge-offs three months ended September 30, 2024	$3	$5	$6	$4	$4	$6	$—	$—	$28
Gross charge-offs nine months ended September 30, 2024	$4	$12	$17	$14	$11	$18	$—	$—	$76
Automobile:
Current	$1,875	$856	$826	$729	$267	$127	$—	$—	$4,680
30-89 days past due	7	11	13	11	5	5	—	—	52
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	2	2	3	1	2	—	—	11
Total automobile	$1,883	$869	$841	$743	$273	$134	$—	$—	$4,743
Gross charge-offs three months ended September 30, 2024	$1	$2	$2	$1	$1	$—	$—	$—	$7
Gross charge-offs nine months ended September 30, 2024	$1	$6	$6	$5	$2	$2	$—	$—	$22
Other:
Current	$205	$168	$121	$81	$18	$20	$1,452	$1	$2,066
30-89 days past due	3	2	2	1	—	—	11	1	20
Accruing loans past due 90 days or more	—	—	—	—	—	—	7	—	7
Nonaccrual	2	1	1	—	—	—	51	—	55
Total other	$210	$171	$124	$82	$18	$20	$1,521	$2	$2,148
Gross charge-offs three months ended September 30, 2024	$5	$3	$2	$1	$—	$—	$18	$—	$29
Gross charge-offs nine months ended September 30, 2024	$10	$9	$7	$4	$1	$2	$47	$—	$80
Total loans and leases at September 30, 2024	$15,279	$15,890	$18,767	$12,542	$8,957	$30,732	$32,184	$1,569	$135,920
Total gross charge-offs for the three months ended September 30, 2024	$12	$20	$35	$10	$7	$39	$30	$1	$154
Total gross charge-offs for the nine months ended September 30, 2024	$19	$55	$76	$42	$31	$127	$144	$3	$497

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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Allowance for credit losses
For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. Changes in the allowance for credit losses for the three months ended September 30, 2024 and 2023 were as follows:

	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended September 30, 2024
Beginning balance	$790	$658	$110	$646	$2,204
Provision for credit losses	52	1	(5)	72	120
Net charge-offs:
Charge-offs	(64)	(24)	(1)	(65)	(154)
Recoveries	14	4	1	15	34
Net charge-offs	(50)	(20)	—	(50)	(120)
Ending balance	$792	$639	$105	$668	$2,204

Three Months Ended September 30, 2023
Beginning balance	$583	$694	$118	$603	$1,998
Provision for credit losses	40	79	(3)	34	150
Net charge-offs:
Charge-offs	(26)	(52)	(1)	(43)	(122)
Recoveries	7	5	—	14	26
Net charge-offs	(19)	(47)	(1)	(29)	(96)
Ending balance	$604	$726	$114	$608	$2,052
Changes in the allowance for credit losses for the nine months ended September 30, 2024 and 2023 were as follows:

	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Nine Months Ended September 30, 2024
Beginning balance	$620	$764	$116	$629	$2,129
Provision for credit losses	365	(60)	(11)	176	470
Net charge-offs:
Charge-offs	(220)	(92)	(4)	(181)	(497)
Recoveries	27	27	4	44	102
Net charge-offs	(193)	(65)	—	(137)	(395)
Ending balance	$792	$639	$105	$668	$2,204

Nine Months Ended September 30, 2023
Beginning balance	$568	$611	$115	$631	$1,925
Provision for credit losses	73	287	(1)	61	420
Net charge-offs:
Charge-offs	(70)	(180)	(4)	(125)	(379)
Recoveries	33	8	4	41	86
Net charge-offs	(37)	(172)	—	(84)	(293)
Ending balance	$604	$726	$114	$608	$2,052

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of September 30, 2024 and December 31, 2023, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio.
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
The Company’s reserve for off-balance sheet credit exposures was not material at September 30, 2024 and December 31, 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2024 and 2023 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
(Dollars in millions)	September 30, 2024			June 30, 2024	January 1, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commercial and industrial	$610	$200	$810	$805	$670	$5	$14
Real estate:
Commercial	348	230	578	707	869	5	31
Residential builder and developer	2	—	2	2	3	1	1
Other commercial construction	21	63	84	77	171	—	3
Residential	113	106	219	205	215	4	10
Residential — limited documentation	22	35	57	55	55	—	1
Consumer:
Home equity lines and loans	39	43	82	79	81	2	4
Recreational finance	17	11	28	25	36	—	—
Automobile	8	3	11	11	14	—	—
Other	55	—	55	58	52	—	—
Total	$1,235	$691	$1,926	$2,024	$2,166	$17	$64

(Dollars in millions)	September 30, 2023			June 30, 2023	January 1, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Commercial and industrial	$366	$300	$666	$607	$504	$7	$13
Real estate:
Commercial	417	638	1,055	1,192	1,240	9	18
Residential builder and developer	3	—	3	1	1	—	—
Other commercial construction	4	132	136	146	125	—	2
Residential	91	150	241	239	272	3	12
Residential — limited documentation	22	40	62	67	78	1	1
Consumer:
Home equity lines and loans	48	30	78	77	85	2	6
Recreational finance	21	10	31	32	45	—	—
Automobile	12	4	16	22	40	—	—
Other	54	—	54	53	49	—	—
Total	$1,038	$1,304	$2,342	$2,436	$2,439	$22	$52

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Loan modifications
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. The tables that follow summarize the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and nine-month periods ended September 30, 2024 and 2023:

	Amortized cost at September 30, 2024
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended September 30, 2024
Commercial and industrial	$92	$23	$2	$117	.19%
Real estate:
Commercial	163	1	—	164	.73
Residential builder and developer	2	—	—	2	.17
Other commercial construction	2	—	—	2	.03
Residential	34	4	4	42	.19
Residential — limited documentation	2	1	—	3	.41
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$295	$29	$6	$330	.24%

Nine Months Ended September 30, 2024
Commercial and industrial	$190	$78	$2	$270	.44%
Real estate:
Commercial	420	1	4	425	1.90
Residential builder and developer	13	—	—	13	1.27
Other commercial construction	139	—	—	139	2.62
Residential	123	10	6	139	.63
Residential — limited documentation	5	2	—	7	.86
Consumer:
Home equity lines and loans	1	—	1	2	.04
Recreational finance	1	—	—	1	.01
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$892	$91	$13	$996	.73%
_______________________________________________________________
(a)Predominantly payment deferrals.
(b)Predominantly term extensions combined with interest rate reductions.
(c)Includes approximately $33 million and $117 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and nine-month periods ended September 30, 2024, respectively.
(d)Excludes unfunded commitments to extend credit totaling $8 million and $43 million for the three-month and nine-month periods ended September 30, 2024, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued

	Amortized cost at September 30, 2023
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended September 30, 2023
Commercial and industrial	$40	$—	$1	$41	.07%
Real estate:
Commercial	272	—	6	278	1.07
Residential builder and developer	—	—	—	—	—
Other commercial construction	216	—	—	216	3.20
Residential	47	7	1	55	.24
Residential — limited documentation	1	1	—	2	.18
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$576	$8	$8	$592	.45%

Nine Months Ended September 30, 2023
Commercial and industrial	$115	$10	$2	$127	.23%
Real estate:
Commercial	409	—	14	423	1.63
Residential builder and developer	70	1	—	71	6.42
Other commercial construction	432	—	8	440	6.54
Residential	104	17	4	125	.56
Residential — limited documentation	6	4	1	11	1.11
Consumer:
Home equity lines and loans	1	—	—	1	.02
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,137	$32	$29	$1,198	.91%
_______________________________________________________________
(a)Predominantly payment deferrals.
(b)Predominantly term extensions combined with interest rate reductions.
(c)Includes approximately $45 million and $92 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and nine-month periods ended September 30, 2023, respectively.
(d)Excludes unfunded commitments to extend credit totaling $62 million and $138 million for the three-month and nine-month periods ended September 30, 2023, respectively.
The financial effects of the modifications for the three-month and nine-month periods ended September 30, 2024 include an increase in the weighted-average remaining term for commercial and industrial loans of 1.3 years and 1.0 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 0.6 years and 0.8 years, respectively, and for residential real estate loans of 9.1 years and 9.9 years, respectively.
The financial effects of the modifications for the three-month and nine-month periods ended September 30, 2023 include an increase in the weighted-average remaining term for commercial and industrial loans of 1.3 years and 1.2 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.3 years and 1.2 years, respectively, and for residential real estate loans of 11.5 years and 10.1 years, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial loans and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at September 30, 2024, of loans that were modified during the twelve-month period ended September 30, 2024.

	Payment status at September 30, 2024 (amortized cost)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Twelve Months Ended September 30, 2024
Commercial and industrial	$308	$5	$4	$317
Real estate:
Commercial	422	84	9	515
Residential builder and developer	13	1	—	14
Other commercial construction	141	74	—	215
Residential (b)	93	45	37	175
Residential — limited documentation	6	2	—	8
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	—	—	—	—
Total	$986	$211	$50	$1,247
_______________________________________________________________
(a) Predominantly loan modifications with term extensions.
(b)Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $39 million and as past due 90 days or more of $34 million.
The following table summarizes the payment status, at September 30, 2023, of loans that were modified during the nine-month period ended September 30, 2023.

	Payment status at September 30, 2023 (amortized cost)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (a)	Total
Nine Months Ended September 30, 2023
Commercial and industrial	$109	$4	$14	$127
Real estate:
Commercial	406	17	—	423
Residential builder and developer	71	—	—	71
Other commercial construction	440	—	—	440
Residential (b)	79	34	12	125
Residential — limited documentation	8	1	2	11
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,114	$56	$28	$1,198
___________________________________________________________
(a) Predominantly loan modifications with term extensions.
(b)Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $28 million and as past due 90 days or more of $11 million.
The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $37 million and $39 million at September 30, 2024 and December 31, 2023, respectively. There were $166 million and $170 million at September 30, 2024 and December 31, 2023, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at September 30, 2024, approximately 35% were government guaranteed.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
4. Loans and leases and the allowance for credit losses, continued
At September 30, 2024, approximately $19.9 billion of commercial and industrial loans, including leases, $15.5 billion of commercial real estate loans, $18.5 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $12.7 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2023, approximately $13.4 billion of commercial and industrial loans, including leases, $16.4 billion of commercial real estate loans, $18.8 billion of one-to-four family residential real estate loans, $2.6 billion of home equity loans and lines of credit and $11.0 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York as described in note 5.
5. Borrowings

(Dollars in millions)	September 30, 2024	December 31, 2023
Short-term borrowings
Federal funds purchased and repurchase agreements	$105	$316
FHLB advances	2,500	5,000
Total short-term borrowings	$2,605	$5,316

Long-term borrowings
Senior notes — M&T	$3,371	$2,482
Senior notes — M&T Bank	3,744	3,741
FHLB advances	2,004	5
Subordinated notes — M&T	75	76
Subordinated notes — M&T Bank	482	873
Junior subordinated debentures — M&T	543	540
Asset-backed notes	1,354	474
Other	10	10
Total long-term borrowings	$11,583	$8,201
In August 2024, a subsidiary of M&T Bank issued asset-backed notes secured by equipment finance loans and leases. A total of $650 million of such notes were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 4.87% at the time of securitization. Further information about this financing transaction is provided in note 12.
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
M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $15.8 billion and $23.8 billion, respectively, at September 30, 2024. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
6. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. On May 13, 2024, M&T issued 75,000 shares of Perpetual 7.5% Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. On August 15, 2024, M&T redeemed all outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E. Issued and outstanding preferred stock of M&T as of September 30, 2024 and December 31, 2023 is presented in the following table.

	September 30, 2024		December 31, 2023
(Dollars in millions)	Shares Issued and Outstanding	Carrying Value	Shares Issued and Outstanding	Carrying Value
Series E (a)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock $1,000 liquidation preference per share	—	$—	350,000	$350
Series F (b)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	500	50,000	500
Series G (c)
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	40,000	400	40,000	400
Series H (d)
Fixed-to-Floating Rate Non-Cumulative Perpetual Preferred Stock $25 liquidation preference per share	10,000,000	261	10,000,000	261
Series I (e)
Fixed-Rate Reset Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	50,000	500	50,000	500
Series J (f)
Fixed-Rate Non-Cumulative Perpetual Preferred Stock $10,000 liquidation preference per share	75,000	733	—	—
_______________________________________________________________
(a)On August 15, 2024, M&T redeemed all outstanding shares of the Series E Preferred Stock.
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
(c)Dividends, if declared, were paid semi-annually at a rate of 5.0% through July 31, 2024. On August 1, 2024, the dividend rate reset at 7.246% and will reset at each subsequent five year anniversary date therefrom at a rate of the five-year U.S. Treasury rate plus 3.174%. The shares became redeemable in whole or in part on August 1, 2024. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At September 30, 2024 and December 31, 2023, the Company had $69 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in "accrued interest and other assets" in the Company’s Consolidated Balance Sheet. In certain situations, the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At September 30, 2024 and December 31, 2023, the Company had deferred revenue of $53 million and $54 million, respectively, related to the sources in the accompanying tables recorded in "accrued interest and other liabilities" in the Consolidated Balance Sheet.
The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2024 and 2023 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended September 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40	$92	$—	$132
Trust income	1	—	169	170
Brokerage services income	2	—	30	32
Other revenues from operations:
Merchant discount and credit card interchange fees	18	23	—	41
Other	8	8	3	19
	$69	$123	$202	$394

Three Months Ended September 30, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$38	$83	$—	$121
Trust income	—	—	155	155
Brokerage services income	1	—	26	27
Other revenues from operations:
Merchant discount and credit card interchange fees	21	22	—	43
Other	7	7	—	14
	$67	$112	$181	$360

NOTES TO FINANCIAL STATEMENTS, CONTINUED
7. Revenue from contracts with customers, continued

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Nine Months Ended September 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$120	$263	$—	$383
Trust income	3	—	497	500
Brokerage services income	5	—	86	91
Other revenues from operations:
Merchant discount and credit card interchange fees	54	67	—	121
Other	23	23	8	54
	$205	$353	$591	$1,149

Nine Months Ended September 30, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$109	$245	$—	$354
Trust income	1	—	520	521
Brokerage services income	4	—	72	76
Other revenues from operations:
Merchant discount and credit card interchange fees	57	65	—	122
Other	19	23	4	46
	$190	$333	$596	$1,119
8. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$3	$3	$—	$—
Interest cost on projected benefit obligation	28	29	1	1
Expected return on plan assets	(50)	(50)	—	—
Amortization of prior service credit	—	—	(1)	—
Amortization of net actuarial gain	—	(1)	(1)	(1)
Net periodic benefit	$(19)	$(19)	$(1)	$—

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
(Dollars in millions)	2024	2023	2024	2023
Service cost	$8	$9	$1	$1
Interest cost on projected benefit obligation	86	87	2	2
Expected return on plan assets	(151)	(151)	—	—
Amortization of prior service credit	—	—	(2)	(1)
Amortization of net actuarial gain	(1)	(2)	(2)	(2)
Net periodic benefit	$(58)	$(57)	$(1)	$—
Service cost is reflected in "salaries and employee benefits" and the other components of net periodic benefit cost are reflected in "other costs of operations" in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $39 million and $37 million for the three months ended September 30, 2024 and 2023, respectively, and $124 million and $118 million for the nine months ended September 30, 2024 and 2023, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
9. Earnings per common share
The computations of basic earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2024	2023
Income available to common shareholders:
Net income	$721	$690	$1,907	$2,259
Less: Preferred stock dividends	(47)	(25)	(99)	(75)
Net income available to common equity	674	665	1,808	2,184
Less: Income attributable to unvested stock-based compensation awards	—	(1)	(3)	(4)
Net income available to common shareholders	$674	$664	$1,805	$2,180
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	167,011	166,217	167,010	166,787
Less: Unvested stock-based compensation awards	(340)	(308)	(316)	(299)
Weighted-average shares outstanding	166,671	165,909	166,694	166,488

Basic earnings per common share	$4.04	$4.00	$10.83	$13.09
The computations of diluted earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2024	2023
Net income available to common equity	$674	$665	$1,808	$2,184
Less: Income attributable to unvested stock-based compensation awards	—	(1)	(3)	(4)
Net income available to common shareholders	$674	$664	$1,805	$2,180
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	167,011	166,217	167,010	166,787
Less: Unvested stock-based compensation awards	(340)	(308)	(316)	(299)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	896	661	743	605
Adjusted weighted-average shares outstanding	167,567	166,570	167,437	167,093

Diluted earnings per common share	$4.02	$3.98	$10.78	$13.05
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
Stock-based compensation awards to purchase common stock of M&T representing 490,695 common shares and 1,008,825 common shares during the three-month and nine-month periods ended September 30, 2024, respectively, and 1,745,348 and 1,800,385 common shares during the three-month and nine-month periods ended September 30, 2023, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
10. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	307	—	—	—	307		(78)	229
Unrealized losses on cash flow hedges	—	(26)	—	—	(26)		7	(19)
Other	—	—	—	3	3		(1)	2
Total other comprehensive income (loss) before reclassifications	307	(26)	—	3	284		(72)	212
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net losses realized in net income	13	—	—	—	13		(4)	9
Net yield adjustment from cash flow hedges currently in effect	—	288	—	—	288	(a)	(73)	215
Amortization of prior service credit	—	—	(2)	—	(2)	(b)	—	(2)
Amortization of actuarial gains	—	—	(3)	—	(3)	(b)	1	(2)
Total other comprehensive income (loss)	320	262	(5)	3	580		(148)	432
Balance — September 30, 2024	$69	$59	$(160)	$(4)	$(36)		$9	$(27)

Balance — January 1, 2023	$(444)	$(336)	$(273)	$(13)	$(1,066)		$276	$(790)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(2)	—	—	—	(2)		1	(1)
Unrealized losses on cash flow hedges	—	(366)	—	—	(366)		91	(275)
Total other comprehensive income (loss) before reclassifications	(2)	(366)	—	—	(368)		92	(276)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	173	—	—	173	(a)	(44)	129
Amortization of prior service credit	—	—	(1)	—	(1)	(b)	—	(1)
Amortization of actuarial gains	—	—	(4)	—	(4)	(b)	—	(4)
Total other comprehensive income (loss)	(2)	(193)	(5)	—	(200)		48	(152)
Balance — September 30, 2023	$(446)	$(529)	$(278)	$(13)	$(1,266)		$324	$(942)
_______________________________________________________________
(a)Included in "interest income" in the Consolidated Statement of Income.
(b)Included in "other costs of operations" in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — December 31, 2023	$(187)	$(151)	$(115)	$(6)	$(459)
Net gain (loss) during period	238	196	(4)	2	432
Balance — September 30, 2024	$51	$45	$(119)	$(4)	$(27)

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of September 30, 2024. Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Estimated Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
September 30, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$3,850	5.4	3.48%	5.06%	$(8)
Fixed rate investment securities available for sale (c)	15	0.3	4.84	4.86	—
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	26,705	1.5	3.39	5.02	(30)
Total	$30,570	2.0			$(38)
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings (b) (f)	$3,000	5.8	3.45%	5.62%	$(1)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (g)	23,977	1.7	3.45	5.36	11
Total	$26,977	2.2			$10
_______________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of gains of $15 million at September 30, 2024 and of losses of $43 million at December 31, 2023. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of gains of $89 million at September 30, 2024 and of losses of $214 million at December 31, 2023.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.
(d)Includes notional amount and terms of $1.9 billion of forward-starting interest rate swap agreements that become effective in 2025.
(e)Includes notional amount and terms of $6.6 billion of forward-starting interest rate swap agreements that become effective in 2024, 2025 and 2026.
(f)Includes notional amount and terms of $1.0 billion of forward-starting interest rate swap agreements that become effective in 2025.
(g)Includes notional amount and terms of $9.0 billion of forward-starting interest rate swap agreements that become effective in 2024.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of those activities were not material in each of the three and nine months ended September 30, 2024 and 2023. Such changes are included in mortgage banking revenues and, in general are realized in subsequent periods as the related loans are sold and commitments satisfied.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $42.5 billion and $44.4 billion at September 30, 2024 and December 31, 2023, respectively. The notional amounts of foreign exchange and other option and futures contracts not designated as hedging instruments aggregated $1.4 billion and $1.5 billion at September 30, 2024 and December 31, 2023, respectively.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$—	$12	$38	$2
Commitments to sell real estate loans	1	6	17	8
	1	18	55	10
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Mortgage-related commitments to originate real estate loans for sale	29	15	21	32
Commitments to sell real estate loans	24	35	19	3
	53	50	40	35
Other:
Interest rate contracts (b)	218	237	571	879
Foreign exchange and other option and futures contracts	14	19	13	19
	232	256	584	898
Total derivatives	$286	$324	$679	$943
_______________________________________________________________
(a)Asset derivatives are reported in "accrued interest and other assets" and liability derivatives are reported in "accrued interest and other liabilities" in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at September 30, 2024 and December 31, 2023 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $496 million and $783 million, respectively, as of each period end, and in a liability position of $51 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30,
	2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$130	$(130)	$(61)	$61
Fixed rate investment securities available for sale (b)	—	—
Total	$130	$(130)	$(61)	$61
Derivatives not designated as hedging instruments
Interest rate contracts (c)	$5		$6
Foreign exchange and other option and futures contracts (c)	5		4
Total	$10		$10

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30,
	2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$52	$(52)	$(95)	$96
Fixed rate investment securities available for sale (b)	—	—
Total	$52	$(52)	$(95)	$96
Derivatives not designated as hedging instruments
Interest rate contracts (c)	$11		$25
Foreign exchange and other option and futures contracts (c)	13		11
Total	$24		$36
_______________________________________________________________
(a)Reported as an adjustment to "interest expense" in the Consolidated Statement of Income.
(b)Reported as an adjustment to "interest income" in the Consolidated Statement of Income.
(c)Reported as "trading account and other non-hedging derivative gains" in the Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	September 30, 2024	December 31, 2023	September 30, 2024	December 31, 2023
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$3,853	$2,954	$8	$(44)
Investment securities available for sale	391		—
The net effect of interest rate swap agreements was to decrease net interest income by $115 million and $328 million during the three-month and nine-month periods ended September 30, 2024, respectively, and to decrease net interest income by $79 million and $211 million during the three-month and nine-month periods ended September 30, 2023, respectively. The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $102 million and $65 million for the three months ended September 30, 2024 and 2023, respectively, and a decrease of $288 million and $173 million for the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the unrealized net gain recognized in other comprehensive income related to cash flow hedges was $59 million, of which losses of $78 million, gains of $48 million and $90 million, and losses of $1 million relate to interest rate swap agreements maturing in 2025, 2026, 2027 and 2028 respectively.
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
The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements and the related collateral posted, was not material at each of September 30, 2024 and December 31, 2023. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability

NOTES TO FINANCIAL STATEMENTS, CONTINUED
11. Derivative financial instruments, continued
position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position at September 30, 2024 was not material.
The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $94 million at September 30, 2024 and $179 million at December 31, 2023. Counterparties posted collateral relating to those positions of $87 million at September 30, 2024 and $179 million at December 31, 2023. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.
In addition to the derivative contracts noted above, the Company clears certain derivative transactions through a clearinghouse, rather than directly with counterparties. Those transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $154 million and $129 million at September 30, 2024 and December 31, 2023, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
12. Variable interest entities and asset securitizations
The Company’s securitization activity includes securitizing loans originated for sale into government issued or guaranteed mortgage-backed securities. The Company has not recognized any material losses as a result of having securitized assets.
In March 2024, M&T Bank issued asset-backed notes secured by automobile loans. Approximately $526 million of such loans were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans continue to be serviced by the Company. A total of $511 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 5.29% at the time of securitization. Additionally, $15 million of certificates representing the residual interests of the trust were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements. At September 30, 2024, the remaining balance of the loans and leases in trust was $418 million and the outstanding asset-backed notes issued to third party investors was $406 million.
In August 2024, M&T Bank issued asset-backed notes secured by equipment finance loans and leases. Approximately $790 million of such loans were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. A total of $650 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 4.87% at the time of securitization. Additionally, $140 million of credit enhancement in the form of equity interest and reserve accounts were provided by the Company. As a result of the retention of credit risk and its continued role as servicer of the loans, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements. At September 30, 2024, the remaining balance of the loans and leases in trust was $742 million and the outstanding asset-backed notes issued to third party investors was $614 million.
M&T has issued junior subordinated debentures payable to various trusts that have issued preferred capital securities. M&T owns the common securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2024 and December 31, 2023, the Company included the junior subordinated debentures as “long-term borrowings” in its Consolidated Balance Sheet and recognized $22 million in other assets for its “investment” in the common securities of the trusts that will be concomitantly repaid to M&T by the

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Variable interest entities and asset securitizations, continued
respective trust from the proceeds of M&T’s repayment of the junior subordinated debentures associated with preferred capital securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.0 billion and $9.8 billion at September 30, 2024 and December 31, 2023, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. The Company’s investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to "income taxes" in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. Effective January 1, 2024, the Company adopted amended guidance which permits an election to account for other tax equity investments using the proportional amortization method if certain conditions are met. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

(Dollars in millions)	September 30, 2024	December 31, 2023
Affordable housing projects:
Carrying amount (a)	$1,365	$1,340
Amount of future funding commitments included in carrying amount (b)	431	410
Contingent commitments	65	55
Renewable energy:
Carrying amount (a)	71	80
Amount of future funding commitments included in carrying amount (b)	—	31
Other:
Carrying amount (a)	38	41
Amount of future funding commitments included in carrying amount (b)	—	—
_______________________________________________________________
(a)Included in "accrued interest and other assets" in the Consolidated Balance Sheet.
(b)Included in "accrued interest and other liabilities" in the Consolidated Balance Sheet.

The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $10 million (net of $47 million of investment amortization) and $6 million (net of $46 million of investment amortization) for the three months ended September 30, 2024 and 2023, respectively, and $25 million (net of $135 million of investment amortization) and $22 million (net of $128 million of investment amortization) for the nine months ended September 30, 2024 and 2023, respectively. The net reduction to income tax expense has been reported in "net change in other accrued income and expense" in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at September 30, 2024 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $8 million and $28 million for the three-month and nine-month periods ended September 30, 2024, respectively, and $10 million and $22 million for the three-month and nine-month periods ended September 30, 2023, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company

NOTES TO FINANCIAL STATEMENTS, CONTINUED
12. Variable interest entities and asset securitizations, continued
currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of September 30, 2024 was $2.1 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
13. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2024.
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

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Fair value measurements, continued
The following tables present assets and liabilities at September 30, 2024 and December 31, 2023 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
September 30, 2024
Trading account	$102	$102	$—	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,860	—	7,860	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,177	—	3,177	—
Residential	5,589	—	5,589	—
Other debt securities	101	—	101	—
	16,727	—	16,727	—
Equity securities	257	244	13	—
Real estate loans held for sale	958	—	958	—
Other assets (b)	286	—	257	29
Total assets	$18,330	$346	$17,955	$29
Other liabilities (b)	$679	$—	$658	$21
Total liabilities	$679	$—	$658	$21

December 31, 2023
Trading account	$106	$101	$5	$—
Investment securities available for sale:
U.S. Treasury and federal agencies	7,705	—	7,705	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	416	—	416	—
Residential	2,154	—	2,154	—
Other debt securities	165	—	165	—
	10,440	—	10,440	—
Equity securities	268	258	10	—
Real estate loans held for sale	379	—	379	—
Other assets (b)	324	—	309	15
Total assets	$11,517	$359	$11,143	$15
Other liabilities (b)	$943	$—	$911	$32
Total liabilities	$943	$—	$911	$32
_______________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of commitments to originate real estate loans held for sale included weighted-average commitment expirations of 6% at September 30, 2024 and 5% at December 31, 2023. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
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
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were in the range of 10% to 90% with a weighted-average of 37% at September 30, 2024. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and, accordingly, the related nonrecurring fair value measurement adjustments have been classified as Level 2. Collateral values for other consumer installment loans are generally estimated based on historical recovery rates for similar types of loans which at September 30, 2024 was 43%. As these recovery rates are not readily observable by market participants, such valuation adjustments have been classified as Level 3. Loans subject to nonrecurring fair value measurement were $805 million at September 30, 2024 ($159 million and $646 million of which were classified as Level 2 and Level 3, respectively), $923 million at December 31, 2023 ($234 million and $689 million of which were classified as Level 2 and Level 3, respectively) and $804 million at September 30, 2023 ($316 million and $488 million of which were classified as Level 2 and Level 3, respectively). Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2024 were decreases of $81 million and $204 million for the three-month and nine-month periods ended September 30, 2024, respectively. Changes in the fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2023 were decreases of $116 million and $269 million for the three-month and nine-month periods ended September 30, 2023, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken into foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of September 30, 2024 and 2023. Changes in fair value recognized for those foreclosed assets held by the Company were not material during the three-month and nine-month periods ended September 30, 2024 and 2023.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
13. Fair value measurements, continued
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of September 30, 2024, December 31, 2023 and September 30, 2023.
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2024
Financial assets:
Cash and cash equivalents	$2,216	$2,216	$2,107	$109	$—
Interest-bearing deposits at banks	24,417	24,417	—	24,417	—
Investment securities held to maturity	14,503	13,709	—	13,666	43
Loans and leases, net	133,716	132,086	—	7,581	124,505
Financial liabilities:
Time deposits	16,512	16,514	—	16,514	—
Short-term borrowings	2,605	2,605	—	2,605	—
Long-term borrowings	11,583	11,705	—	11,705	—

December 31, 2023
Financial assets:
Cash and cash equivalents	1,731	1,731	1,668	63	—
Interest-bearing deposits at banks	28,069	28,069	—	28,069	—
Investment securities held to maturity	15,330	14,308	—	14,262	46
Loans and leases, net	131,939	129,138	—	7,240	121,898
Financial liabilities:
Time deposits	20,759	20,715	—	20,715	—
Short-term borrowings	5,316	5,316	—	5,316	—
Long-term borrowings	8,201	8,107	—	8,107	—

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

(Dollars in millions)	September 30, 2024	December 31, 2023
Commitments to extend credit:
Commercial and industrial	$30,210	$28,566
Commercial real estate loans to be sold	825	916
Other commercial real estate	3,153	5,019
Residential real estate loans to be sold	258	163
Other residential real estate	744	331
Home equity lines of credit	7,950	8,109
Credit cards	5,889	5,578
Other	271	413
Standby letters of credit	2,267	2,289
Commercial letters of credit	70	62
Financial guarantees and indemnification contracts	4,090	4,036
Commitments to sell real estate loans	1,940	1,400
Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.7 billion and $12.3 billion at September 30, 2024 and December 31, 2023, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
14. Commitments and contingencies, continued
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $3.9 billion at each of September 30, 2024 and December 31, 2023. At September 30, 2024, the Company estimated that the recourse obligations described above were not material to the Company's consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
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
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2024, the Company's estimated obligation to loan purchasers was not material to the Company’s consolidated financial position.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of September 30, 2024. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
In 2024, the FDIC notified member banks that the loss estimate attributable to certain failed banks had increased. The Company recorded FDIC special assessment expense of $34 million in the Consolidated Statement of Income for the nine months ended September 30, 2024 in addition to the $197 million recorded in the fourth quarter of 2023. The FDIC has indicated that the amount of the special assessment will be adjusted as its loss estimates change.

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
Information about the Company's segments follows:

	Three Months Ended September 30,
	2024				2023
(Dollars in millions)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets
Commercial Bank	$723	$—	$239	$80,434	$738	$1	$251	$80,473
Retail Bank	1,292	—	446	53,128	1,307	—	473	51,024
Institutional Services and Wealth Management	389	4	137	3,898	363	3	120	3,664
All Other	(72)	(4)	(101)	72,121	(73)	(4)	(154)	70,630
Total	$2,332	$—	$721	$209,581	$2,335	$—	$690	$205,791

	Nine Months Ended September 30,
	2024				2023
(Dollars in millions)	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets	Total Revenues(a)	Inter- segment Revenues	Net Income (Loss)	Total Average Assets
Commercial Bank	$2,139	$4	$645	$80,903	$2,308	$4	$819	$80,169
Retail Bank	3,854	—	1,364	52,771	3,837	—	1,400	51,124
Institutional Services and Wealth Management	1,167	10	409	3,735	1,344	9	515	3,680
All Other	(266)	(14)	(511)	73,599	(146)	(13)	(475)	69,293
Total	$6,894	$—	$1,907	$211,008	$7,343	$—	$2,259	$204,266
_______________________________________________________________
(a)Total revenues are comprised of net interest income and other income. Net interest income is the difference between taxable-equivalent interest earned on assets and interest paid on liabilities owed by a segment and a funding charge (credit) based on the Company's internal funds transfer and allocation methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $13 million and $15 million for the three-month periods ended September 30, 2024 and 2023, respectively, and $38 million and $41 million for the nine-month periods ended September 30, 2024 and 2023, respectively, and is eliminated in "All Other" total revenues.

NOTES TO FINANCIAL STATEMENTS, CONTINUED
16. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at September 30, 2024 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in "other revenues from operations" in the Consolidated Statement of Income. That income totaled $25 million and $20 million for the nine-month periods ended September 30, 2024 and 2023, respectively. There were no cash distributions during the three-month periods ended September 30, 2024 and 2023.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.1 billion and $1.2 billion at September 30, 2024 and December 31, 2023, respectively. Revenues from those servicing rights were $1 million in each of the three-month periods ended September 30, 2024 and 2023, respectively, and $4 million and $5 million in the nine-month periods ended September 30, 2024 and 2023, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $112.7 billion and $115.3 billion at September 30, 2024 and December 31, 2023, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $29 million and $30 million for the three-month periods ended September 30, 2024 and 2023, respectively, and $92 million and $94 million in the nine-month periods ended September 30, 2024 and 2023, respectively. In addition, the Company held $38 million and $42 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2024 and December 31, 2023, respectively, that were securitized by Bayview Financial. At September 30, 2024, the Company held $510 million of Bayview Financial's $3.0 billion syndicated loan facility.

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
Overview
The Company's results of operations improved in the third quarter of 2024 as compared with the second quarter of 2024 reflecting a decline in provision for credit losses, higher other income and a modest increase in net interest income. Following four FOMC federal funds target interest rate increases totaling 100 basis points in the first three quarters of 2023, interest rates remained elevated resulting in higher deposit and borrowing costs which adversely impacted net interest income for the nine months ended September 30, 2024 as compared with the similar 2023 period. Those costs have since stabilized. In September 2024, the FOMC decreased the federal funds target interest rate by 50 basis points. That interest rate reduction had little impact on the Company's results of operations for the three and nine months ended September 30, 2024. Other income in the first nine months of 2023 included a $225 million gain on the sale of the Company's CIT business in April 2023. A summary of financial results for the Company is provided below:
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Net interest income	$1,726	$1,718	$8	—%	$5,124	$5,393	$(269)	-5%
Taxable-equivalent adjustment (a)	13	13	—	2	38	41	(3)	-9
Net interest income (taxable-equivalent basis) (a)	1,739	1,731	8	1	5,162	5,434	(272)	-5
Provision for credit losses	120	150	(30)	-20	470	420	50	12
Other income	606	584	22	4	1,770	1,950	(180)	-9
Other expense	1,303	1,297	6	—	3,996	3,930	66	2
Net income	721	655	66	10	1,907	2,259	(352)	-16
Per common share data:
Basic earnings	4.04	3.75	0.29	8	10.83	13.09	(2.26)	-17
Diluted earnings	4.02	3.73	0.29	8	10.78	13.05	(2.27)	-17
Performance ratios, annualized
Return on:
Average assets	1.37%	1.24%			1.21%	1.48%
Average common shareholders’ equity	10.26	9.95			9.47	12.33
Net interest margin	3.62	3.59			3.58	3.91
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

The increase in net income in the recent quarter as compared with the second quarter of 2024 resulted from the following:
•Net interest income on a taxable-equivalent basis increased slightly reflecting an expansion of the net interest margin by 3 basis points as the cost of interest-bearing liabilities decreased while yields on earning assets remained unchanged from the immediately preceding quarter.
•Provision for credit losses declined $30 million reflecting a decrease in criticized commercial real estate and commercial and industrial loans, partially offset by commercial and industrial and consumer loan growth.
•Other income increased $22 million reflecting an increase in service charges on deposit accounts, favorable trading account and other non-hedging derivative gains and lower losses on bank investment securities.
The decline in net income for the nine months ended September 30, 2024 as compared with the same 2023 period reflects the following:
•Net interest income on a taxable-equivalent basis declined $272 million reflecting a narrowing of the net interest margin by 33 basis points as higher deposit and borrowing costs outpaced increased yields on the Company's earning assets.
•Provision for credit losses increased $50 million reflecting the impact of higher interest rates on the performance of commercial borrowers and loan growth.
•Other income in the first nine months of 2024 declined $180 million as compared with the first nine months of 2023 reflecting the sale of the CIT business in April 2023, partially offset by higher service charges on deposit accounts and a rise in residential mortgage banking revenues.
•Other expense in the first nine months of 2024, excluding $34 million of FDIC special assessment expense, rose $32 million from the similar 2023 period. Those higher expenses included an increase in salaries and employee benefits expense and outside data processing and software costs, partially offset by lower professional and other services expense and other costs of operations.
The Company's effective income tax rates were 20.7% and 23.4% for the quarters ended September 30, 2024 and June 30, 2024, respectively, and 21.5% and 24.5% for the nine-month periods ended September 30, 2024 and 2023, respectively. The recent quarter income tax expense reflects a $14 million discrete tax benefit related to certain tax credits claimed on a prior year income tax return. The first quarter of 2024 income tax expense reflects a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United. Each of the discrete income tax benefits noted herein contributed to the lower effective income tax rate for the nine-month period ended September 30, 2024 as compared with the nine-month period ended September 30, 2023.
On August 15, 2024, M&T redeemed all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, for $350 million. On May 13, 2024, M&T issued 75,000 shares of Perpetual Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. Additional information about the issued and outstanding preferred stock of M&T is included in note 6 of Notes to Financial Statements.
M&T repurchased 1,190,054 shares of its common stock in accordance with its capital plan during the recent quarter at an average cost per share of $166.40 resulting in a total cost, including the share repurchase excise tax, of $200 million. No share repurchases occurred in the first or second quarter of 2024. During the first nine months of 2023, M&T repurchased 3,838,157 shares of its common stock at an average cost per share of $154.76 resulting in a total cost, including the share repurchase excise tax, of $600 million.

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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Net operating income	$731	$665	$66	10%	$1,939	$2,295	$(356)	-16%
Diluted net operating earnings per share	4.08	3.79	0.29	8	10.97	13.26	(2.29)	-17
Annualized return on:
Average tangible assets	1.45%	1.31%			1.28%	1.57%
Average tangible common equity	15.47	15.27			14.51	19.70
Efficiency ratio	55.0	55.3			57.0	52.6
Tangible equity per common share (a)	$107.97	$102.42	$5.55	5%	$107.97	$93.99	$13.98	15%
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
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	September 30, 2024			June 30, 2024
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$59,779	$1,054	7.01%	$58,152	$1,018	7.04%
Commercial real estate	29,075	466	6.27	31,458	506	6.38
Residential real estate	22,994	253	4.41	23,006	249	4.32
Consumer	22,903	387	6.72	21,972	362	6.61
Total loans and leases, net	134,751	2,160	6.38	134,588	2,135	6.38
Interest-bearing deposits at banks	25,491	348	5.43	29,294	400	5.50
Trading account	101	1	3.40	99	1	3.47
Investment securities (b):
U.S. Treasury and federal agencies	27,304	246	3.60	25,809	220	3.43
Obligations of states and political subdivisions	2,411	24	3.83	2,443	23	3.81
Other	1,308	19	5.69	1,443	23	6.47
Total investment securities	31,023	289	3.70	29,695	266	3.61
Total earning assets	191,366	2,798	5.82	193,676	2,802	5.82
Allowance for credit losses	(2,208)			(2,199)
Cash and due from banks	1,764			1,754
Other assets	18,659			18,750
Total assets	$209,581			$211,981
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$98,295	$655	2.65%	$95,955	$618	2.59%
Time deposits	17,052	180	4.19	19,802	217	4.41
Total interest-bearing deposits	115,347	835	2.88	115,757	835	2.90
Short-term borrowings	4,034	57	5.60	4,962	69	5.62
Long-term borrowings	11,394	167	5.83	11,490	167	5.83
Total interest-bearing liabilities	130,775	1,059	3.22	132,209	1,071	3.26
Noninterest-bearing deposits	46,158			47,734
Other liabilities	3,923			4,293
Total liabilities	180,856			184,236
Shareholders’ equity	28,725			27,745
Total liabilities and shareholders’ equity	$209,581			$211,981
Net interest spread			2.60			2.56
Contribution of interest-free funds			1.02			1.03
Net interest income/margin on earning assets		$1,739	3.62%		$1,731	3.59%
____________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	Nine Months Ended
	September 30, 2024			September 30, 2023
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases, net of unearned discount (a):
Commercial and industrial	$58,256	$3,059	7.01%	$53,877	$2,660	6.60%
Commercial real estate	31,069	1,498	6.34	34,823	1,652	6.26
Residential real estate	23,045	749	4.33	23,707	723	4.06
Consumer	22,009	1,092	6.63	20,320	898	5.90
Total loans and leases, net	134,379	6,398	6.36	132,727	5,933	5.98
Interest-bearing deposits at banks	28,467	1,167	5.48	24,871	942	5.07
Trading account	102	3	3.43	136	3	3.02
Investment securities (b):
U.S. Treasury and federal agencies	25,917	657	3.39	24,199	523	2.89
Obligations of states and political subdivisions	2,448	70	3.80	2,550	71	3.72
Other	1,408	62	5.90	1,332	53	5.24
Total investment securities	29,773	789	3.54	28,081	647	3.08
Total earning assets	192,721	8,357	5.79	185,815	7,525	5.41
Allowance for credit losses	(2,188)			(1,974)
Cash and due from banks	1,735			1,809
Other assets	18,740			18,616
Total assets	$211,008			$204,266
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$96,379	$1,888	2.62%	$88,184	$1,140	1.73%
Time deposits	19,138	622	4.34	15,751	441	3.74
Total interest-bearing deposits	115,517	2,510	2.90	103,935	1,581	2.03
Short-term borrowings	5,071	210	5.53	5,961	223	5.01
Long-term borrowings	10,887	475	5.82	7,092	287	5.42
Total interest-bearing liabilities	131,475	3,195	3.24	116,988	2,091	2.39
Noninterest-bearing deposits	47,498			57,277
Other liabilities	4,202			4,305
Total liabilities	183,175			178,570
Shareholders’ equity	27,833			25,696
Total liabilities and shareholders’ equity	$211,008			$204,266
Net interest spread			2.55			3.02
Contribution of interest-free funds			1.03			.89
Net interest income/margin on earning assets		$5,162	3.58%		$5,434	3.91%
____________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
Expressed on a taxable-equivalent basis net interest income was $1.74 billion in the third quarter of 2024, compared with $1.73 billion in the second quarter of 2024. The $8 million increase in taxable-equivalent net interest income in the recent quarter reflects a 3 basis-point expansion of the net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, from the second quarter of 2024 to 3.62% in the recent quarter. That expansion reflects a stable yield on earning assets as higher yields on investment securities offset a decline in the yield on interest-bearing deposits at the FRB of New York, and a decrease in the cost of interest-bearing liabilities reflecting reduced funding levels from short-term borrowings and brokered time deposits. The Company continues to adjust its funding sources in consideration of the changing interest rate environment as well as the competitive landscape for customer deposits. Average brokered deposits and average short-term borrowings declined by $1.1 billion or 9% and $928 million or 19%, respectively, when comparing the recent quarter with the second quarter of 2024.
Taxable-equivalent net interest income in the first nine months of 2024 was $5.16 billion, compared with $5.43 billion in the corresponding 2023 period. That decrease reflects a 33 basis-point narrowing of the net interest margin to 3.58% in the 2024 period from 3.91% in the year-earlier period as higher rates paid on interest-bearing liabilities outpaced an increase in yields on earning assets. An increase in average interest-bearing liabilities in the first nine months of 2024 as compared with the first nine months of 2023 reflected a shift in customer deposits toward higher cost interest-bearing products, including time deposits, and higher average brokered deposits and borrowings. Average interest-bearing deposits rose $11.6 billion or 11% in the first nine months of 2024 as compared with the first nine months of 2023 and included an increase in average brokered deposits of $1.5 billion or 14%. Average borrowings rose $2.9 billion or 22% when comparing the first nine months of 2024 with the same 2023 period. The increase in average earning assets in the first nine months of 2024 reflects higher average deposits at the FRB of New York, purchases of investment securities and loan growth.
Lending activities
The Company's lending activities in 2023 and for the first nine months of 2024 reflect its execution of various strategies to reduce its relative concentration of commercial real estate loans. The following table summarizes average loans and leases for the three-month and nine-month periods ended September 30, 2024 and percentage changes in the major components of the portfolio.
AVERAGE LOANS AND LEASES

		Percent Change from		Percent Change from
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Commercial and industrial	$59,779	3%	$58,256	8%
Commercial real estate	29,075	-8	31,069	-11
Residential real estate	22,994	—	23,045	-3
Consumer:
Recreational finance	11,583	6	10,949	19
Automobile	4,649	6	4,408	5
Home equity lines and loans	4,557	—	4,571	-5
Other	2,114	2	2,081	1
Total consumer	22,903	4	22,009	8
Total	$134,751	—%	$134,379	1%
Average loans and leases totaled $134.8 billion in the third quarter of 2024, up nominally from the second quarter of 2024.
•Average commercial and industrial loans and leases were $59.8 billion in the recent quarter, up $1.6 billion from the second quarter of 2024, reflecting growth that spanned most industry types.
•Commercial real estate loans averaged $29.1 billion in the third quarter of 2024, down $2.4 billion from the second quarter of 2024, reflecting decreases of $1.9 billion and $472 million of average permanent and construction commercial real estate loans, respectively.
•Average consumer loans in the third quarter of 2024 increased $931 million from the second quarter of 2024 to $22.9 billion. That growth reflects an increase in average balances of recreational finance loans and automobile loans of $633 million and $255 million, respectively.
In the first nine months of 2024, average loans and leases totaled $134.4 billion, up $1.7 billion or 1%, from $132.7 billion in the corresponding 2023 period.
•Average commercial and industrial loans and leases in the first nine months of 2024 increased $4.4 billion from the similar 2023 period, reflecting growth across most industries, predominantly lending to the services and the financial and insurance industries and to motor vehicle and recreational finance dealers.

•Average commercial real estate loans declined $3.8 billion in the first nine months of 2024 as compared with the corresponding 2023 period reflecting decreases of $2.7 billion in average permanent commercial real estate loans and $1.1 billion in average construction loans.
•Average residential real estate loans decreased $662 million in the nine months ended September 30, 2024 from the first nine months of 2023. That decrease was largely attributable to customer payments on loans held for investment.
•Average consumer loans in the first nine months of 2024 increased $1.7 billion from the first nine months of 2023. That growth reflected higher average balances of recreational finance and automobile loans of $1.7 billion and $205 million, respectively, partially offset by a decline in the average balance of home equity loans and lines of credit of $251 million.
Investing activities
The investment securities portfolio averaged $31.0 billion in the third quarter of 2024, up $1.3 billion from the second quarter of 2024. That increase reflects the purchase of $4.0 billion of U.S. Treasury securities and government issued or guaranteed commercial and residential mortgage-backed securities in the recent quarter. In the first nine months of 2024 and 2023, investment securities averaged $29.8 billion and $28.1 billion, respectively. The rise in average balances in the first nine months of 2024 as compared with the similar 2023 period reflects purchases of U.S Treasury securities and government issued or guaranteed commercial and residential mortgage-backed securities of $11.2 billion during the first nine months of 2024. The Company sold $71 million of non-agency investment securities from its available-for-sale portfolio during the first nine months of 2024. There were no significant sales of investment securities during the nine months ended September 30, 2023. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
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
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in each of the nine months ended September 30, 2024 and 2023. A further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $25.6 billion in the recent quarter, compared with $29.4 billion during the three months ended June 30, 2024, and $28.6 billion in the nine months ended September 30, 2024, compared with $25.0 billion in the nine months ended September 30, 2023. The amounts of other earning assets at those respective dates were predominantly comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits, brokered deposits and additions to or maturities of investment securities or borrowings.

Funding activities - deposits
The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 77% and 76% of average earning assets for the quarters ended September 30, 2024 and June 30, 2024, respectively, and 77% and 80% for the nine months ended September 30, 2024 and 2023, respectively. The Company also includes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.
AVERAGE DEPOSITS

		Percent Change from		Percent Change from
	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
(Dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Noninterest-bearing deposits	$46,158	-3%	$47,498	-17%
Savings and interest-checking deposits	89,464	2	88,026	4
Time deposits of $250,000 or less	11,698	-6	12,029	69
Total core deposits	$147,320	—%	$147,553	-1%

Time deposits greater than $250,000	$3,240	-9%	$3,404	72%
Brokered deposits	10,945	-9	12,058	14
Total deposits	$161,505	-1%	$163,015	1%
Deposits averaged $161.5 billion in the recent quarter, a $2.0 billion decrease from $163.5 billion in the second quarter of 2024.
•Average core deposits decreased modestly when compared with the second quarter of 2024 and reflected a shift in customer funds from noninterest-bearing accounts and time deposits to savings and interest-checking accounts.
•The decrease in average brokered deposits in the recent quarter reflects a continued shift in the Company's wholesale funding strategy. Average brokered time deposits decreased 45% to $2.1 billion in the recent quarter from $3.8 billion in the second quarter of 2024. The rates paid on those deposits averaged 4.87% and 4.99% during the three months ended September 30, 2024 and June 30, 2024, respectively. Average brokered savings and interest-checking accounts increased 8% to $8.8 billion in the recent quarter from $8.2 billion in the second quarter of 2024. The rates paid on those deposits averaged 4.65% and 4.75% during the three months ended September 30, 2024 and June 30, 2024, respectively. The rate paid on total non-brokered interest-bearing deposits during the three months ended September 30, 2024 was 2.68%, up nominally from 2.67% for the quarter ended June 30, 2024, reflecting a stabilization in non-brokered deposit product pricing in 2024.
Average deposits increased $1.8 billion in the first nine months of 2024 from $161.2 billion in the corresponding 2023 period.
•Average core deposits decreased $1.1 billion in the nine months ended September 30, 2024 as compared with the similar 2023 period reflecting the impact of an elevated interest rate environment that influenced customers to seek higher rate alternatives, including a shift of funds to certain commercial sweep products and time deposits greater than $250,000.

•The increase in average brokered deposits in the nine months ended September 30, 2024 as compared with the first nine months of 2023 reflects the Company's liquidity management and funding strategies during a period of rising interest rates, partially offset by the maturity of some brokered time deposits in the recent nine-month period. Average brokered time deposits decreased $2.9 billion to $3.7 billion in the first nine months of 2024 from $6.6 billion in the nine months ended September 30, 2023 and the rates paid on those deposits averaged 4.98% and 4.95%, respectively. Average brokered savings and interest-checking accounts increased $4.4 billion to $8.4 billion in the nine months ended September 30, 2024 from $3.9 billion in the nine months ended September 30, 2023 and the rates paid on those deposits averaged 4.72% and 3.94%, respectively. The rate paid on total non-brokered interest-bearing deposits was 2.68% in the first nine months of 2024, compared with 1.74% in the similar 2023 period. That increase in the rate on non-brokered interest-bearing deposits reflected repricing on certain deposit products as customers sought higher yields in an elevated interest rate environment.
The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended September 30, 2024 and June 30, 2024 and the nine months ended September 30, 2024 and 2023.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended September 30, 2024
Noninterest-bearing deposits	$11,970	$24,638	$8,864	$686	$46,158
Savings and interest-checking deposits	31,858	51,729	8,274	6,434	98,295
Time deposits	346	14,546	41	2,119	17,052
Total	$44,174	$90,913	$17,179	$9,239	$161,505

Three Months Ended June 30, 2024
Noninterest-bearing deposits	$12,523	$25,150	$9,340	$721	$47,734
Savings and interest-checking deposits	30,003	51,655	7,895	6,402	95,955
Time deposits	426	15,501	43	3,832	19,802
Total	$42,952	$92,306	$17,278	$10,955	$163,491

Nine Months Ended September 30, 2024
Noninterest-bearing deposits	$12,648	$25,055	$9,094	$701	$47,498
Savings and interest-checking deposits	30,532	51,553	7,769	6,525	96,379
Time deposits	375	15,012	40	3,711	19,138
Total	$43,555	$91,620	$16,903	$10,937	$163,015

Nine Months Ended September 30, 2023
Noninterest-bearing deposits	$18,065	$29,047	$9,476	$689	$57,277
Savings and interest-checking deposits	23,630	53,488	7,247	3,819	88,184
Time deposits	309	8,778	17	6,647	15,751
Total	$42,004	$91,313	$16,740	$11,155	$161,212

Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2024	June 30, 2024	September 30, 2024	September 30, 2023
Short-term borrowings:
Federal funds purchased and repurchase agreements	$219	$292	$272	$439
FHLB advances	3,815	4,670	4,799	5,522
Total short-term borrowings	$4,034	$4,962	$5,071	$5,961

Long-term borrowings:
Senior notes	$7,089	$7,088	$6,866	$5,470
FHLB advances	2,005	2,005	1,778	5
Subordinated notes	636	976	862	979
Junior subordinated debentures	542	541	541	537
Asset-backed notes	1,112	870	830	91
Other	10	10	10	10
Total long-term borrowings	11,394	11,490	10,887	7,092
Total borrowings	$15,428	$16,452	$15,958	$13,053
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The lower levels of short-term borrowings in the third quarter of 2024 as compared with the second quarter of 2024 as well as for the nine months ended September 30, 2024 as compared with the similar 2023 period reflect the Company's management of liquidity.
Long-term borrowings averaged $11.4 billion and $11.5 billion in the three-month periods ended September 30, 2024 and June 30, 2024, respectively. In the recent quarter the Company issued $650 million of asset-backed notes secured by equipment finance loans and leases and $400 million of fixed-rate subordinated notes matured. For the nine-month periods ended September 30, 2024 and 2023, long-term borrowings averaged $10.9 billion and $7.1 billion, respectively. The increased usage of borrowing facilities in the 2024 period reflects the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described in Part I, Item 1 of M&T's 2023 Annual Report.
Additional information regarding borrowings is provided in notes 5 and 12 of Notes to Financial Statements.
Net interest margin
Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.60% in the recent quarter, up 4 basis points from 2.56% in the second quarter of 2024. The increase in the net interest spread from the second quarter of 2024 reflected stable yields on average earning assets and a decrease in the cost of interest-bearing liabilities. The yield on earning assets during the third quarter of 2024 was 5.82%, unchanged from the second quarter of 2024. The yield on investment securities increased 9 basis points reflecting purchases of investment securities in the recent quarter with a higher yield than maturing securities. That increase was offset by a decline in the yield on interest-bearing deposits at the FRB of New York. The yield on loans was unchanged from 2024's second quarter. The rate paid on interest-bearing liabilities was 3.22%, down 4 basis points from the second quarter of 2024 reflecting reduced funding from short-term borrowings and brokered time deposits. For the first nine months of 2024, the net interest spread was 2.55%, down from 3.02% in the corresponding year-earlier period.

Higher rates paid on interest-bearing deposits and borrowings that outpaced higher yields earned on investment securities, loans and other earning assets, largely contributed to that decline in net interest spread.
Net interest-free funds consist largely of noninterest-bearing demand deposits and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $60.6 billion in the third quarter of 2024, down from $61.5 billion in the second quarter of 2024. Net interest-free funds averaged $61.2 billion and $68.8 billion in the first nine months of 2024 and 2023, respectively. Noninterest-bearing deposits averaged $46.2 billion in the third quarter of 2024, compared with $47.7 billion in the second quarter of 2024, and $47.5 billion in the first nine months of 2024 as compared with $57.3 billion in the first nine months of 2023. The declines in average noninterest-bearing deposits in the respective comparative periods reflect customer use of off-balance sheet investment products and a shift in deposits to interest-bearing accounts in an environment of elevated interest rates. The contribution of net interest-free funds to net interest margin was 1.02% in the third quarter of 2024, compared with 1.03% in the second quarter of 2024. In the first nine months of 2024 and 2023, the contribution of net interest-free funds to net interest margin was 1.03% and .89%, respectively. The increased contribution of net interest-free funds to net interest margin in the first nine months of 2024 as compared with the first nine months of 2023 reflects higher rates paid on interest-bearing liabilities used to value net interest-free funds.
Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.62% in the third quarter of 2024, compared with 3.59% in the second quarter of 2024. During the first nine months of 2024 and 2023, the net interest margin was 3.58% and 3.91%, respectively. That 33 basis-point narrowing of the net interest margin reflects an increase in the rates paid on the Company's sources of funding which has outpaced the rise in yields on earning assets. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at September 30, 2024 and December 31, 2023.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
September 30, 2024
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	5.6	3.11%	5.14%
Fixed rate long-term borrowings — forward-starting	1,850	5.2	3.87	4.96
Fixed rate available for sale securities — active	15	0.3	4.84	4.86
Total fair value hedges	3,865	5.4
Cash flow hedges:
Variable rate commercial real estate loans and commercial and industrial loans:
Active	20,155	1.2	3.24	5.04
Forward-starting	6,550	2.7	3.86	4.96
Total cash flow hedges	26,705	1.5
Total	$30,570	2.0
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings:
Active	$2,000	6.4	3.11%	5.74%
Forward-starting	1,000	4.8	4.13	5.37
Total fair value hedges	3,000	5.8
Cash flow hedges:
Variable rate commercial real estate loans:
Active	14,977	1.2	3.31	5.35
Forward-starting	9,000	2.5	3.67	5.37
Total cash flow hedges	23,977	1.7
Total	$26,977	2.2

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
INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended
	September 30, 2024		June 30, 2024
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(102)	-.21%	$(99)	-.21%
Interest expense	13	.04	14	.04
Net interest income/margin	$(115)	-.24%	$(113)	-.23%
Average notional amount (b)	$21,558		$20,589
Rate received (c)		3.21%		3.21%
Rate paid (c)		5.30		5.38

	Nine Months Ended September 30,
	2024		2023
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(288)	-.20%	$(173)	-.12%
Interest expense	40	.04	38	.04
Net interest income/margin	$(328)	-.23%	$(211)	-.15%
Average notional amount (b)	$20,454		$13,089
Rate received (c)		3.25%		3.05%
Rate paid (c)		5.35		5.17
___________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $120 million was recorded in the third quarter of 2024, compared with $150 million in the second quarter of 2024. The lower provision for credit losses in the recent quarter as compared with the second quarter of 2024 reflects a decline in commercial and industrial and commercial real estate criticized loans, partially offset by growth in commercial and industrial and consumer loan portfolios. For the nine months ended September 30, 2024 and 2023, the Company recorded a provision for credit losses of $470 million and $420 million, respectively. The higher provision for credit losses in the first nine months of 2024 as compared with the similar 2023 period reflects declines in commercial real estate values, including office properties, and higher interest rates contributing to a deterioration in the performance of loans to certain commercial borrowers, including nonautomotive dealers and health services facilities, as well as growth in certain sectors of M&T's commercial and industrial and consumer loan portfolios.

A summary of net charge-offs by loan type and as an annualized percentage of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	September 30, 2024		June 30, 2024
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans
Commercial and industrial	$50	.33%	$70	.48%
Real estate:
Commercial	20	.36	26	.43
Residential builder and developer	—	—	—	—
Other commercial construction	—	—	—	—
Residential	—	—	—	—
Residential - limited documentation	—	—	—	—
Consumer:
Home equity lines and loans	—	—	—	—
Recreational finance	21	.72	16	.59
Automobile	3	.29	2	.25
Other	26	4.69	23	4.41
Total	$120	.35%	$137	.41%

	Nine Months Ended September 30,
	2024		2023
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percentage of Average Loans
Commercial and industrial	$193	.44%	$37	.09%
Real estate:
Commercial	54	.30	169	.84
Residential builder and developer	—	—	2	.20
Other commercial construction	11	.24	1	.03
Residential	—	—	—	—
Residential - limited documentation	—	—	—	—
Consumer:
Home equity lines and loans	—	—	—	—
Recreational finance	58	.70	33	.47
Automobile	10	.33	4	.13
Other	69	4.45	47	3.06
Total	$395	.39%	$293	.30%

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Nonaccrual loans	$1,926	$2,024	$2,166	$2,342
Real estate and other foreclosed assets	37	33	39	37
Total nonperforming assets	$1,963	$2,057	$2,205	$2,379
Accruing loans past due 90 days or more (a)	$288	$233	$339	$354
Government-guaranteed loans included in totals above:
Nonaccrual loans	$69	$64	$53	$40
Accruing loans past due 90 days or more (a)	269	215	298	269
Loans 30-89 days past due	1,506	1,387	1,724	1,748

Nonaccrual loans to total net loans and leases	1.42%	1.50%	1.62%	1.77%
Nonperforming assets to total net loans and leases and real estate and other foreclosed assets	1.44	1.52	1.64	1.80
Accruing loans past due 90 days or more to total net loans and leases	.21	.17	.25	.27
Loans 30-89 days past due to total net loans and leases	1.11	1.03	1.29	1.32
_______________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
The $98 million decline in nonaccrual loans from June 30, 2024 to September 30, 2024 reflects lower commercial real estate nonaccrual loans of $122 million. As compared with December 31, 2023, the $240 million decline in nonaccrual loans at September 30, 2024 reflects a $379 million reduction in commercial real estate nonaccrual loans, partially offset by a $140 million increase in commercial and industrial nonaccrual loans. At September 30, 2024, approximately 57% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted herein that are guaranteed by government-related entities totaled $204 million at September 30, 2024, $170 million at June 30, 2024, $228 million at December 31, 2023 and $202 million at September 30, 2023. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Approximately 72% of loans 30 to 89 days past due were less than 60 days delinquent at September 30, 2024, compared with 74% at June 30, 2024 and 73% at December 31, 2023. Additional information about past due and nonaccrual loans at September 30, 2024 and December 31, 2023 is included in note 4 of Notes to Financial Statements.
During the normal course of business, the Company modifies loans to maximize recovery efforts. The modifications that the Company grants are typically comprised of maturity extensions, payment deferrals and interest rate reductions but may also include other modification types. The Company may offer such modified terms to borrowers experiencing financial difficulty. Such modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. Information about modifications of loans to borrowers experiencing financial difficulty is included in note 4 of Notes to Financial Statements.

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
Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department personnel review criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated.
Targeted loan reviews have periodically been performed over segments of loan portfolios that are experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In 2023 and 2024, the Company completed targeted loan reviews covering the majority of its investor-owned commercial real estate portfolio, inclusive of construction loans, with a focus on criticized loans and loans with maturities in the next twelve months. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers, in particular those borrowers with loans secured by office properties, to refinance their obligations at loan maturity. Despite these challenges, the ability of borrowers to service loans secured by certain investor-owned real estate, including health services, retail and multifamily properties has modestly improved in recent quarters. Criticized investor-owned commercial real estate loans totaled $6.7 billion or 23% of such loans at September 30, 2024, improved from $7.6 billion or 26% at June 30, 2024 and $8.8 billion or 27% of such loans at December 31, 2023. Investor-owned commercial real estate loans comprised 62%, 63% and 70% of total criticized loans at September 30, 2024, June 30, 2024 and December 31, 2023, respectively. The weighted-average LTV ratio for investor-owned commercial real estate loans was approximately 56% at each of September 30, 2024, June 30, 2024 and December 31, 2023. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 63%, 62% and 61% at September 30, 2024, June 30, 2024 and December 31, 2023, respectively.
The Company monitors its concentration of commercial real estate lending as a percentage of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 148% of Tier 1 capital plus its allowable allowance for credit losses at September 30, 2024, compared with 151% at June 30, 2024 and 183% at December 31, 2023. The Company has intentionally reduced its relative concentration of investor-owned commercial real estate loans throughout 2023 and the first nine months of 2024.

The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans and leases by industry and commercial real estate loans by property type, respectively, at September 30, 2024 and December 31, 2023.
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	September 30, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$11,056	$119	$15	$134	$10,679	$346	$3	$349
Services	7,635	337	119	456	6,715	295	100	395
Motor vehicle and recreational finance dealers	6,652	560	97	657	6,242	164	51	215
Manufacturing	6,231	429	109	538	5,981	549	65	614
Wholesale	4,086	253	28	281	3,803	180	45	225
Transportation, communications, utilities	3,770	282	69	351	3,342	195	71	266
Retail	3,083	75	23	98	2,727	102	35	137
Construction	2,226	154	54	208	2,092	173	62	235
Health services	1,933	209	32	241	1,950	297	28	325
Real estate investors	1,641	150	4	154	1,684	189	4	193
Other	1,730	98	53	151	1,889	123	50	173
Total commercial and industrial excluding owner-occupied real estate	$50,043	$2,666	$603	$3,269	$47,104	$2,613	$514	$3,127
Owner-occupied real estate by industry:
Services	$2,336	$169	$43	$212	$2,162	$154	$51	$205
Motor vehicle and recreational finance dealers	2,072	42	10	52	1,867	10	7	17
Retail	1,617	66	18	84	1,541	107	13	120
Health services	1,432	259	81	340	656	55	26	81
Wholesale	865	26	4	30	940	28	2	30
Manufacturing	844	49	23	72	842	64	24	88
Real estate investors	773	44	15	59	818	26	12	38
Other	1,030	52	13	65	1,080	32	21	53
Total owner-occupied real estate	10,969	707	207	914	9,906	476	156	632
Total	$61,012	$3,373	$810	$4,183	$57,010	$3,089	$670	$3,759
CRITICIZED COMMERCIAL REAL ESTATE LOANS

	September 30, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,291	$884	$120	$1,004	$6,165	$1,184	$115	$1,299
Retail/Service	5,040	734	134	868	5,912	1,075	227	1,302
Office	4,413	1,177	131	1,308	4,727	879	185	1,064
Health services	2,286	734	29	763	3,615	1,364	117	1,481
Hotel	2,133	375	146	521	2,510	496	210	706
Industrial/Warehouse	1,949	143	16	159	2,034	224	13	237
Other	259	57	2	59	314	28	2	30
Total permanent	22,371	4,104	578	4,682	25,277	5,250	869	6,119
Construction/Development	6,312	1,957	86	2,043	7,726	2,527	174	2,701
Total	$28,683	$6,061	$664	$6,725	$33,003	$7,777	$1,043	$8,820

Total criticized commercial and industrial loans and commercial real estate loans were $10.9 billion, $12.1 billion and $12.6 billion at September 30, 2024, June 30, 2024 and December 31, 2023, respectively. Criticized loans represented 12.2% of total commercial and industrial and commercial real estate loans at September 30, 2024, compared with 13.5% at June 30, 2024 and 14.0% at December 31, 2023. At each of September 30, 2024 and June 30, 2024, permanent finance commercial real estate loans comprised 43% of total criticized loans, compared with 49% at December 31, 2023. Commercial and industrial loans represented 38%, 37% and 30% of total criticized loans at September 30, 2024, June 30, 2024 and December 31, 2023, respectively. At September 30, 2024, construction loans represented 19% of total criticized loans, compared with 20% at June 30, 2024 and 21% at December 31, 2023. Loans to nonautomotive finance dealers and loans to borrowers secured by owner-occupied health services properties predominantly contributed to the $424 million increase in commercial and industrial criticized loans from December 31, 2023 to September 30, 2024. The $2.1 billion decline in criticized commercial real estate loans from December 31, 2023 to September 30, 2024 was largely driven by lower criticized construction loans and loans secured by health services, retail and multifamily properties, partially offset by a rise in criticized loans secured by office properties.
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

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	September 30, 2024
		Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans:
New York	$6,554	$92	1.40%
Mid-Atlantic (a)	6,742	60	.89
New England (b)	5,977	48	.81
Other	2,923	19	.65
Total	$22,196	$219	.99%
Limited documentation first lien mortgage loans:
New York	$376	$27	7.28%
Mid-Atlantic (a)	335	20	5.98
New England (b)	77	7	9.40
Other	35	3	7.59
Total	$823	$57	6.96%
First lien home equity loans and lines of credit:
New York	$784	$15	1.90%
Mid-Atlantic (a)	922	21	2.31
New England (b)	443	5	1.10
Other	17	3	16.42
Total	$2,166	$44	2.02%
Junior lien home equity loans and lines of credit:
New York	$806	$16	1.93%
Mid-Atlantic (a)	966	17	1.75
New England (b)	607	5	.84
Other	31	—	1.06
Total	$2,410	$38	1.57%
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
A comparative summary of consumer loans in nonaccrual status by product is presented in the following table.
NONACCRUAL CONSUMER LOANS

(Dollars in millions)	September 30, 2024	December 31, 2023
Home equity lines and loans	$82	$81
Recreational finance	28	36
Automobile	11	14
Other	55	52
Total	$176	$183

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
In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of September 30, 2024 concerns existed about the impact of elevated levels of inflation and potential increases in unemployment on the discretionary income and purchasing power of consumer borrowers; slower economic growth in future quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; Federal Reserve positioning of monetary policy, including the effects of liquidity in financial markets; downward pressures on commercial real estate values, especially in the office sector; elevated interest rates and wage pressures impacting commercial borrowers, including nonautomotive finance dealers; and the extent to which borrowers may be negatively affected by general economic conditions.
The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at each period end reporting date included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The assumptions utilized as of September 30, 2024, June 30, 2024 and December 31, 2023 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR CREDIT LOSSES MACROECONOMIC ASSUMPTIONS

	September 30, 2024			June 30, 2024			December 31, 2023
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.7%	4.8%		4.5%	4.7%		4.4%	4.7%
Real GDP growth rate	1.4	1.9	3.4%	1.2	1.9	3.1%	.9	1.9	2.8%
Commercial real estate price index growth/decline rate	.6	5.3	6.2	-4.0	4.6	.7	-9.1	4.8	-4.5
Home price index growth/ decline rate	-.4	2.4	2.0	-.1	2.1	2.0	-3.2	-.1	-3.3
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

ALLOWANCE FOR CREDIT LOSSES SENSITIVITIES

	September 30, 2024
	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.0%	8.0%
Real GDP growth/decline rate	-2.3	1.6	-.7%
Commercial real estate price index decline rate	-11.4	-2.1	-13.3
Home price index growth/decline rate	-9.2	2.1	-7.3
Potential upside economic scenario:
National unemployment rate	3.4	3.2
Real GDP growth rate	3.7	2.2	6.0
Commercial real estate price index growth rate	6.2	8.9	15.7
Home price index growth rate	4.5	4.3	9.0

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$321
Potential upside economic scenario	(152)
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
Management has assessed that the allowance for credit losses at September 30, 2024 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $2.2 billion at each of September 30, 2024 and June 30, 2024, compared with $2.1 billion at December 31, 2023. As a percentage of loans and leases outstanding, the allowance was 1.62% at September 30, 2024, 1.63% at June 30, 2024 and 1.59% at December 31, 2023. The increase in the allowance for credit losses as a percentage of loans and leases outstanding since December 31, 2023 reflects a higher level of credit losses expected on certain commercial borrowers and growth in consumer recreational finance loans. Included in the allocation of the allowance for credit losses were reserves for loans secured by office properties of 4.70% at September 30, 2024, 4.33% at June 30, 2024 and 4.37% at December 31, 2023. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percentage of loans could increase or decrease in future periods. The reported level of the allowance reflects management’s evaluation of the loan and lease portfolio as of each respective date. Furthermore, the Company's allowance is general in nature and is available to absorb losses from any loan or lease category.
The ratio of the allowance for credit losses to total nonaccrual loans at September 30, 2024, June 30, 2024 and December 31, 2023 was 114%, 109% and 98%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Mortgage banking revenues	$109	$106	$3	3%	$319	$297	$22	7%
Service charges on deposit accounts	132	127	5	3	383	354	29	8
Trust income	170	170	—	—	500	521	(21)	-4
Brokerage services income	32	30	2	2	91	76	15	19
Trading account and other non-hedging derivative gains	13	7	6	109	29	38	(9)	-22
Gain (loss) on bank investment securities	(2)	(8)	6	—	(8)	—	(8)	—
Other revenues from operations	152	152	—	—	456	664	(208)	-31
Total other income	$606	$584	$22	4%	$1,770	$1,950	$(180)	-9%
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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$9	$7	$2	32%	$23	$20	$3	20%
Loan servicing fees	37	38	(1)	-2	114	94	20	20
Loan sub-servicing and other fees	29	31	(2)	-8	92	94	(2)	-2
Total loan servicing revenues	66	69	(3)	-5	206	188	18	9
Total residential mortgage banking revenues	$75	$76	$(1)	-1%	$229	$208	$21	10%
New commitments to originate loans for sale	$405	$399	$6	1%	$1,092	$1,011	$81	8%

(Dollars in millions)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Balances at period end
Loans held for sale	$242	$209	$190	$205
Commitments to originate loans for sale	258	281	163	238
Commitments to sell loans	419	419	295	384
Capitalized mortgage servicing rights	389	409	456	481

Loans serviced for others	38,609	39,034	40,021	40,504
Loans sub-serviced for others (a)	112,695	112,486	115,321	114,599
Total loans serviced for others	$151,304	$151,520	$155,342	$155,103
_______________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.
The increase in residential mortgage loan servicing fees of $20 million in the nine-month period ended September 30, 2024 as compared with the same 2023 period reflects an additional quarter of revenues in 2024 from a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$15	$12	$3	17%	$35	$38	$(3)	-7%
Loan servicing fees and other	19	18	1	9	55	51	4	7
Total commercial mortgage banking revenues	$34	$30	$4	12%	$90	$89	$1	1%
Loans originated for sale to other investors	$1,191	$626	$565	90%	$2,861	$2,547	$314	12%

(Dollars in millions)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Balances at period end
Loans held for sale	$716	$168	$189	$226
Commitments to originate loans for sale	825	682	916	339
Commitments to sell loans	1,521	850	1,105	565
Capitalized mortgage servicing rights	116	120	123	125

Loans serviced for others (a)	25,793	25,541	24,157	23,934
Loans sub-serviced for others	4,044	3,927	3,873	3,749
Total loans serviced for others	$29,837	$29,468	$28,030	$27,683
_______________________________________________________________
(a)Includes loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible of $3.9 billion at each of September 30, 2024 and December 31, 2023 and $4.0 billion at each of June 30, 2024 and September 30, 2023.
Service charges on deposit accounts
Service charges on deposit accounts in the third quarter of 2024 increased $5 million as compared with the second quarter of 2024 reflecting more days in the recent quarter in which transactions were processed. Service charges on deposit accounts for the first nine months of 2024 increased $29 million as compared with the first nine months of 2023 reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products, and a rise in consumer fees.

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
TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Trust income
Institutional Services	$88	$87	$1	2%	$256	$287	$(31)	-11%
Wealth Management	81	82	(1)	-3	241	233	8	4
Commercial	1	1	—	-18	3	1	2	86
Total trust income	$170	$170	$—	—%	$500	$521	$(21)	-4%

(Dollars in millions)	September 30, 2024	June 30, 2024	December 31, 2023	September 30, 2023
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$66,739	$65,274	$63,963	$62,769
Proprietary mutual funds	15,092	14,139	14,772	14,836
Total assets under management	$81,831	$79,413	$78,735	$77,605
Trust income was $170 million in the recent quarter, unchanged from the second quarter of 2024. The modest decrease in Wealth Management revenues reflected seasonal tax service fees earned in the second quarter of 2024, partially offset by higher fees resulting from improved market performance of assets under management.
For the nine months ended September 30, 2024, trust income totaled $500 million, compared with $521 million in the similar 2023 period.
•In April 2023, M&T completed the divestiture of its CIT business to a private equity firm. Revenues associated with that business and included in Institutional Services trust income totaled $60 million in the first nine months of 2023. After considering expenses, the results of operations of that business were not material to M&T's net income in 2023's initial nine months.
•Institutional Services trust income not related to the CIT business increased $29 million for the first nine months of 2024 as compared with the similar 2023 period reflecting higher sales and fund management fees from its global capital markets business.
•The higher level of trust income in the first nine months of 2024 from the Wealth Management business reflected the impact of higher assets under management and improved market performance associated with those managed assets.
Brokerage services income
Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial, an independent financial services broker, increased $15 million for the nine months ended September 30, 2024 as compared with the first nine months of 2023 reflecting higher annuities sales.

Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Letter of credit and other credit-related fees	$50	$49	$1	—%	$143	$133	$10	7%
Merchant discount and credit card fees	44	46	(2)	-4	130	130	—	—
Bank owned life insurance revenue (a)	14	17	(3)	-17	47	44	3	8
Equipment operating lease income	13	9	4	33	33	44	(11)	-26
BLG income (b)	—	—	—	—	25	20	5	25
Gain on divestiture of CIT	—	—	—	—	—	225	(225)	-100
Other	31	31	—	—	78	68	10	15
Total other revenues from operations	$152	$152	$—	—%	$456	$664	$(208)	-31%
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
Other revenues from operations were unchanged in the third quarter of 2024 as compared with 2024's second quarter. Other revenues from operations in the first nine months of 2024 declined $208 million from the first nine months of 2023 reflecting a $225 million gain on the sale of the CIT business in April 2023 and an $11 million decline in operating lease income reflecting higher gains on sales of leased equipment recognized in the 2023 period. Those unfavorable factors were partially offset by a $10 million increase in letter of credit and other credit-related fees, reflecting higher lines of credit and line usage fees, partially offset by lower loan syndication fees, and a $5 million increase in distributions received from M&T's investment in BLG.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Salaries and employee benefits	$775	$764	$11	1%	$2,372	$2,273	$99	4%
Equipment and net occupancy	125	125	—	—	379	387	(8)	-2
Outside data processing and software	123	124	(1)	-1	367	323	44	14
Professional and other services	88	91	(3)	-4	264	314	(50)	-16
FDIC assessments	25	37	(12)	-32	122	87	35	40
Advertising and marketing	27	27	—	—	74	82	(8)	-10
Amortization of core deposit and other intangible assets	12	13	(1)	—	40	47	(7)	-14
Other costs of operations	128	116	12	10	378	417	(39)	-9
Total other expense	$1,303	$1,297	$6	—%	$3,996	$3,930	$66	2%

Salaries and employee benefits
•The number of full time equivalent employees was 21,986 at September 30, 2024, 22,110 at June 30, 2024, 21,980 at December 31, 2023 and 22,424 at September 30, 2023.
•Salaries and employee benefits expense increased $11 million in the third quarter as compared with the second quarter of 2024 reflecting one additional working day in the recent quarter.
•Salaries and employee benefits expense increased $99 million in the nine months ended September 30, 2024 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases and a rise in incentive compensation, partially offset by lower average employee staffing levels.
Nonpersonnel expenses
•FDIC assessments in the first nine months of 2024 reflect estimated special assessment expense of $5 million and $29 million in the second and first quarter of 2024, respectively, related to the FDIC's updated loss estimates associated with certain failed banks. No FDIC special assessment expense was recognized in the comparable 2023 periods.
•Nonpersonnel expenses aggregated $528 million in the recent quarter, down from $533 million in the second quarter of 2024. A decline in FDIC assessments expense was largely offset by an increase in other costs of operations predominantly due to the Company's obligation under various agreements to share in losses stemming from certain litigation of Visa, Inc.
•Nonpersonnel expenses decreased $33 million to $1.62 billion in the nine months ended September 30, 2024 as compared with $1.66 billion in the first nine months of 2023, reflecting a decline in professional and other services expense of $50 million, predominantly from lower sub-advisory fees following the sale of the CIT business in April 2023, and a decrease in losses associated with certain retail banking activities. Those favorable factors were partially offset by a rise in outside data processing and software costs of $44 million and higher FDIC assessments expense as previously described.
Income Taxes
Income tax expense was $188 million in the third quarter of 2024, compared with $200 million in the second quarter of 2024. For the nine-month periods ended September 30, 2024 and 2023, the provision for income taxes was $521 million and $734 million, respectively. The Company's effective tax rates were 20.7% and 23.4% for the quarters ended September 30, 2024 and June 30, 2024, respectively, and 21.5% and 24.5% for the nine-month periods ended September 30, 2024 and 2023, respectively. The income tax expense in the recent quarter reflects a $14 million discrete tax benefit related to certain tax credits claimed on a prior year return. The income tax expense in the first nine months of 2024 reflects that discrete tax benefit and, in the first quarter of 2024, a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United. The effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.

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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has, over the past several years, become more geographically diverse as a result of expansion of the Company’s businesses. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $150.2 billion at September 30, 2024 and $146.5 billion at December 31, 2023. The increase in core deposits since December 31, 2023 reflects higher savings and interest-checking deposits, including higher transitory commercial and institutional services deposits near the end of the recent quarter, partially offset by lower noninterest-bearing deposits as customers shifted funds to interest-bearing accounts in an elevated interest rate environment.
The Company supplements funding provided through deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchased, repurchase agreements, advances from FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. The Company has, in the past, issued subordinated capital notes and junior subordinated debentures associated with trust preferred securities to provide liquidity and enhance regulatory capital ratios. At September 30, 2024 and December 31, 2023, long-term borrowings aggregated $11.6 billion and $8.2 billion, respectively, and short-term borrowings aggregated $2.6 billion and $5.3 billion, respectively. Information about the Company's borrowings is presented in note 5 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated $9.3 billion at September 30, 2024 and $7.8 billion at December 31, 2023. Reflecting a mix shift in the Company's wholesale funding strategy, brokered time deposits totaled $2.0 billion at September 30, 2024, down $4.1 billion from $6.1 billion at December 31, 2023, as brokered time deposits matured. Approximately 76% of brokered time deposits at September 30, 2024 have a contractual maturity date in the next 12 months.
Total uninsured deposits were estimated to be $74.8 billion at September 30, 2024 and $67.0 billion at December 31, 2023. Approximately $11.2 billion and $10.7 billion of those uninsured deposits were collateralized by the Company at September 30, 2024 and December 31, 2023, respectively. The Company maintains available liquidity sources which represent approximately 134% of uninsured deposits that are not collateralized by the Company at September 30, 2024.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2024 approximately $2.6 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings. Further information about the long-term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" in M&T's 2023 Annual Report. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient cash resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of September 30, 2024, M&T's parent company liquidity covered projected cash outflows for 35 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and federal agency securities and government issued or guaranteed mortgage-backed securities comprised 92% of the Company's debt securities portfolio at September 30, 2024. The weighted-average durations of debt investment securities available for sale and held to maturity at September 30, 2024 were 2.3 years and 5.2 years, respectively.
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
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. The following table is a summary of the Company's available sources of liquidity at September 30, 2024 and December 31, 2023.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	September 30, 2024	December 31, 2023
Deposits at the FRB of New York	$24,288	$27,957
Unused secured borrowing facilities:
FRB of New York	23,814	17,106
FHLB of New York	15,757	16,765
Unencumbered investment securities (after estimated haircuts)	21,603	16,480
Total	$85,462	$78,308
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
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. The primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income. The balances of financial instruments used in the projections are based on expected growth from forecasted business opportunities, anticipated prepayments of loans and investment securities, and expected maturities of investment securities, loans and deposits. The Company has entered into interest rate swap agreements to help manage exposure to interest rate risk. At September 30, 2024, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $22.2 billion. In addition, the Company has entered into $8.4 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net interest margin” and in note 11 of Notes to Financial Statements.
The Company’s Executive ALCO Committee monitors the sensitivity of the Company’s net interest income to changes in interest rates with the aid of a computer model that forecasts net interest income under different interest rate scenarios. In modeling changing interest rates, the Company considers different yield curve shapes that contemplate both parallel (that is, when interest rates at each point of the yield curve change by the same magnitude) and non-parallel (that is, allowing interest rates at points on the yield curve to change by different amounts) shifts in the yield curve. The Company also contemplates instantaneous and gradual shifts in the yield curve over the scenario time horizon. In utilizing the model, market-implied forward interest rates over the subsequent twelve months are generally used to determine a base interest rate scenario for the net interest income simulation. That calculated base net interest income is then compared with the income calculated under the varying interest rate scenarios. The model considers the impact of ongoing lending and deposit-gathering activities, as well as interrelationships in the magnitude and timing of the repricing of financial instruments, including the effect of changing interest rates on expected prepayments and maturities. Management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes.
The accompanying table as of September 30, 2024 and December 31, 2023 displays the estimated impact on net interest income in the base scenario described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
(Dollars in millions)	September 30, 2024	December 31, 2023
Changes in interest rates
+200 basis points	$(55)	$(18)
+100 basis points	(10)	20
-100 basis points	9	(46)
-200 basis points	(6)	(83)

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Changes in amounts presented since December 31, 2023 reflect changes in portfolio composition (including purchases of investment securities, shifts between noninterest-bearing and interest-bearing deposit products, lower levels of brokered time deposits and short-term borrowings and higher levels of long-term borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55 percent amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cut of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 50 basis points on September 18, 2024. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes. Management also uses an “economic value of equity” model to supplement the modeling technique described above and provide a long-term interest rate risk metric. Economic value of equity is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 13 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the foreign currency and interest rate risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized on the Consolidated Balance Sheet were $232 million and $584 million, respectively, at September 30, 2024 and $256 million and $898 million, respectively, at December 31, 2023. The fair value asset and liability amounts at September 30, 2024 have been reduced by contractual settlements of $496 million and $51 million, respectively, and at December 31, 2023 have been reduced by contractual settlements of $783 million and $32 million, respectively. The amounts associated with the Company's non-hedging derivative activities at September 30, 2024 and December 31, 2023 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.
Trading account assets were $102 million at September 30, 2024 and $106 million at December 31, 2023. Included in trading account assets were assets related to deferred compensation plans of $22 million at each of September 30, 2024 and December 31, 2023. Changes in the fair values of such assets are recorded as trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in accrued interest and other liabilities in the Consolidated Balance Sheet were $27 million of liabilities related to deferred compensation plans at each of September 30, 2024 and December 31, 2023. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recognized in other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $80 million at each of September 30, 2024 and December 31, 2023.
Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at September 30, 2024, however, as previously noted, the Company is exposed to credit risk associated with counterparties to transactions related to the Company’s actions to mitigate foreign currency and interest rate risk associated with customer activities. Information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends. Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	September 30, 2024	December 31, 2023	September 30, 2023
Preferred stock	$2,394	$2,011	$2,011
Common shareholders' equity	26,482	24,946	24,186
Total shareholders' equity	$28,876	$26,957	$26,197
Per share:
Common shareholders’ equity	$159.38	$150.15	$145.72
Tangible common shareholders’ equity	107.97	98.54	93.99
Ratios:
Shareholders' equity to total assets	13.63%	12.94%	12.53%
Tangible common shareholders' equity to tangible assets	8.83	8.20	7.78
Cash dividends declared for quarter ended:
Common stock (a)	$226	$217	$218
Common stock per share	1.35	1.30	1.30
Preferred stock (a)	47	25	25
_______________________________________________________________
(a)Common stock dividends were $673 million and $654 million and preferred stock dividends were $99 million and $75 million for the nine months ended September 30, 2024 and 2023, respectively.
On August 15, 2024, M&T redeemed all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, for $350 million. On May 13, 2024, M&T issued 75,000 shares of Perpetual Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. Additional information about the issued and outstanding preferred stock of M&T is included in note 6 of Notes to Financial Statements.

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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	September 30, 2024	December 31, 2023	September 30, 2023
Investment securities unrealized gains (losses), net (a)	$51	$(187)	$(331)
Cash flow hedges unrealized gains (losses), net (b)	45	(151)	(394)
Defined benefit plans adjustments, net (c)	(119)	(115)	(207)
Other, net	(4)	(6)	(10)
Total	$(27)	$(459)	$(942)

Accumulated other comprehensive income (loss), net, per common share	$(0.16)	$(2.76)	$(5.67)
_______________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 11 of Notes to Financial Statements.
(c)Refer to note 8 of Notes to Financial Statements.
Reflected in the carrying amount of available-for-sale investment securities at September 30, 2024 were pre-tax effect unrealized gains of $177 million on securities with an amortized cost of $10.8 billion and pre-tax effect unrealized losses of $108 million on securities with an amortized cost of $5.9 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 13 of Notes to Financial Statements. As also described in note 3 of Notes to Financial Statements, the Company does not expect any material credit-related losses with respect to its investment securities portfolio at September 30, 2024.
Pursuant to previously approved capital plans and authorizations approved by M&T's Board of Directors, M&T repurchased 1,190,054 shares of its common stock during the recent quarter at an average cost per share of $166.40 resulting in a total cost, including the share repurchase excise tax, of $200 million. No share repurchases occurred in the first or second quarter of 2024. During the first nine months of 2023, M&T repurchased 3,838,157 shares of its common stock at an average cost per share of $154.76 resulting in a total cost, including the share repurchase excise tax, of $600 million. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
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
Capital Rules require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1. M&T's SCB at September 30, 2024 was 4.0%. In June 2024, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2024, M&T's SCB of 3.8% became effective.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2024 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1	11.54%	12.54%	275.18%
Tier 1 capital	13.08	12.54	275.18
Total capital	14.65	13.92	275.53
Tier 1 leverage	10.14	9.72	86.02
RWA	$155,981	$155,554	$226
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $107 million at September 30, 2024. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2023 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at September 30, 2024. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk", M&T's parent company liquidity at September 30, 2024 covered projected cash outflows for 35 months, including dividends on common and preferred stock, debt service and scheduled debt maturities. Information concerning goodwill and other intangible assets is included in note 8 of Notes to Financial Statements in M&T's 2023 Annual Report.
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
As described in Part I, Item 1 of M&T's 2023 Annual Report, the federal banking agencies issued a notice of proposed rulemaking on July 27, 2023 to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. Management continues to evaluate the impact of the proposed rules on the regulatory capital requirements of M&T and its subsidiary banks. At September 30, 2024, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have reduced the Company's CET1 ratio by 4 basis points.

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
NET INCOME (LOSS) BY SEGMENT

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Net income (loss)
Commercial Bank	$239	$205	$34	16%	$645	$819	$(174)	-21%
Retail Bank	446	472	(26)	-5	1,364	1,400	(36)	-3
Institutional Services and Wealth Management	137	144	(7)	-5	409	515	(106)	-21
All Other	(101)	(166)	65	39	(511)	(475)	(36)	-8
Total net income	$721	$655	$66	10%	$1,907	$2,259	$(352)	-16%
Commercial Bank
The Commercial Bank segment provides a wide range of credit products and banking services to middle-market and large commercial customers, mainly within the markets served by the Company. Services provided by this segment include commercial lending and leasing, credit facilities secured by various types of commercial real estate, letters of credit, deposit products and cash management services. Commercial real estate loans may be secured by multifamily residential buildings, hotels, office, retail and industrial space or other types of collateral. Activities of this segment include the origination, sales and servicing of commercial real estate loans through the Fannie Mae DUS program and other programs. Commercial real estate loans held for sale are included in this segment.
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Income Statement
Net interest income	$551	$553	$(2)	—%	$1,652	$1,826	$(174)	-9%
Noninterest income	172	164	8	5	487	482	5	1
Total revenue	723	717	6	1	2,139	2,308	(169)	-7
Provision for credit losses	39	77	(38)	-50	193	184	9	5
Noninterest expense	358	359	(1)	—	1,062	1,002	60	6
Income before taxes	326	281	45	16	884	1,122	(238)	-21
Income taxes	87	76	11	15	239	303	(64)	-21
Net income	$239	$205	$34	16%	$645	$819	$(174)	-21%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$51,920	$50,341	$1,579	3%	$50,442	$46,125	$4,317	9%
Commercial real estate	27,226	29,561	(2,335)	-8	29,170	32,868	(3,698)	-11
Residential real estate	428	437	(9)	-2	437	398	39	10
Consumer	21	29	(8)	-29	25	25	—	—
Total loans and leases, net	$79,595	$80,368	$(773)	-1%	$80,074	$79,416	$658	1%
Deposits:
Noninterest-bearing	$11,970	$12,523	$(553)	-4%	$12,648	$18,065	$(5,417)	-30%
Interest-bearing	32,204	30,429	1,775	6	30,907	23,939	6,968	29
Total deposits	$44,174	$42,952	$1,222	3%	$43,555	$42,004	$1,551	4%

The Commercial Bank segment’s net income was $239 million in the third quarter of 2024, up from $205 million in the second quarter of 2024.
•Noninterest income increased $8 million reflecting higher commercial mortgage banking revenues.
•Provision for credit losses decreased $38 million reflecting lower net charge-offs of commercial and industrial loans and commercial real estate loans.
•Average loans and leases declined $773 million reflecting a $2.3 billion reduction in average commercial real estate loans, partially offset by a $1.6 billion increase in average commercial and industrial loans. The growth in average commercial and industrial loans spanned most industry types.
•Average deposits increased $1.2 billion reflecting higher average savings and interest-checking deposits of $1.9 billion, partially offset by a $553 million decline in noninterest-bearing deposits.
Net income for the Commercial Bank segment was $645 million in the first nine months of 2024, compared with $819 million in the first nine months of 2023.
•Net interest income declined $174 million reflecting a narrowing of the net interest margin on deposits and loans of 34 basis points and 17 basis points, respectively, partially offset by a rise in average outstanding deposit and loan balances of $1.6 billion and $658 million, respectively.
•Provision for credit losses increased $9 million reflecting higher net charge-offs of commercial and industrial loans, partially offset by lower net charge-offs of loans secured by commercial real estate.
•Noninterest expense increased $60 million reflecting a rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Bank segment of $46 million and an increase in personnel-related costs of $17 million.
•The increase in average loans as compared with the first nine months of 2023 reflects higher average balances of commercial and industrial loans including growth in loans to financial and insurance industry customers and motor-vehicle and recreational finance dealers, partially offset by a reduction in average permanent commercial real estate and average construction loans.
•Average deposits grew $1.6 billion compared with the first nine months of 2023 and reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.
Retail Bank
The Retail Bank segment provides a wide range of services to consumers and small businesses through the Company’s branch network and several other delivery channels such as telephone banking, internet banking and automated teller machines. The Company has branch offices in New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia and the District of Columbia. The segment offers to its customers deposit products, including demand, savings and time accounts, and other services. Credit services offered by this segment include automobile and recreational finance loans (originated both directly and indirectly through dealers), home equity loans and lines of credit, credit cards and other loan products. This segment also originates and services residential mortgage loans and either sells those loans in the secondary market to investors or retains them for investment purposes. Residential mortgage loans are also originated and serviced on behalf of the Institutional Services and Wealth Management segment. The Company periodically purchases the rights to service residential real estate loans that have been originated by other entities and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. This segment also provides various business loans, including loans guaranteed by the Small Business Administration, business credit cards, deposit products and services such as cash management, payroll and direct deposit, merchant credit card and letters of credit to small businesses and professionals through the Company's branch network and other delivery channels.

RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Income Statement
Net interest income	$1,087	$1,090	$(3)	—%	$3,248	$3,269	$(21)	-1%
Noninterest income	205	204	1	1	606	568	38	7
Total revenue	1,292	1,294	(2)	—	3,854	3,837	17	—
Provision for credit losses	74	60	14	23	202	117	85	74
Noninterest expense	617	599	18	3	1,815	1,829	(14)	-1
Income before taxes	601	635	(34)	-5	1,837	1,891	(54)	-3
Income taxes	155	163	(8)	-5	473	491	(18)	-4
Net income	$446	$472	$(26)	-5%	$1,364	$1,400	$(36)	-3%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$6,979	$6,955	$24	—%	$6,936	$6,784	$152	2%
Commercial real estate	1,815	1,859	(44)	-2	1,859	1,899	(40)	-2
Residential real estate	20,400	20,628	(228)	-1	20,623	21,567	(944)	-4
Consumer	22,117	21,201	916	4	21,238	19,473	1,765	9
Total loans and leases, net	$51,311	$50,643	$668	1%	$50,656	$49,723	$933	2%
Deposits:
Noninterest-bearing	$24,638	$25,150	$(512)	-2%	$25,055	$29,047	$(3,992)	-14%
Interest-bearing	66,275	67,156	(881)	-1	66,565	62,266	4,299	7
Total deposits	$90,913	$92,306	$(1,393)	-2%	$91,620	$91,313	$307	—%
The Retail Bank segment’s net income was $446 million in the third quarter of 2024, compared with $472 million in the second quarter of 2024.
•Net interest income decreased $3 million reflecting a 7 basis-point narrowing of the net interest margin on deposits and a decrease in average outstanding deposit balances of $1.4 billion, partially offset by a 3 basis-point expansion of the net interest margin on loans and higher average loan balances.
•Provision for credit losses increased $14 million reflecting higher net charge-offs.
•Noninterest expense increased $18 million reflecting a rise in equipment and net occupancy costs of $8 million and higher personnel-related costs of $4 million. Also contributing to the higher expense was an increase in centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $3 million.
•Average loans increased $668 million reflecting growth in the segment's portfolio of recreational finance loans and automobile loans, partially offset by lower average residential real estate loans.
•Lower average deposits in the recent quarter as compared with the second quarter of 2024 reflect time deposit account maturities in the recent quarter and lower noninterest-bearing deposits.
Net income for the Retail Bank segment decreased $36 million in the first nine months of 2024 from $1.40 billion in the similar 2023 period.
•Net interest income decreased $21 million reflecting a 2 basis-point narrowing of the net interest margin on each of loans and deposits.
•Provision for credit losses increased $85 million reflecting higher net charge-offs of consumer and business banking loans and loan growth, including recreational vehicle loans and automobile loans.
•Noninterest income increased $38 million primarily due to higher residential mortgage loan servicing revenues, reflecting the bulk purchase of residential mortgage loan servicing rights at the end of the first quarter of 2023, and a rise in service charges on deposit accounts.

•Noninterest expense decreased $14 million predominantly due to lower other cost of operations of $39 million, reflecting lower losses on certain retail banking activities, and a decline in personnel-related costs of $14 million reflecting lower staffing levels, partially offset by higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $40 million.
•Average loans in the first nine months of 2024 grew $933 million from the similar 2023 period, reflecting higher average consumer loans resulting from an increase in average recreational finance and automobile loans, partially offset by lower average balances of residential real estate loans.
•Average deposits in the nine months ended September 30, 2024 as compared with the nine months ended September 30, 2023 reflect a shift from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.
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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Income Statement
Net interest income	$185	$194	$(9)	-5%	$565	$524	$41	8%
Noninterest income	204	207	(3)	-1	602	820	(218)	-27
Total revenue	389	401	(12)	-3	1,167	1,344	(177)	-13
Provision for credit losses	3	3	—	9	6	—	6	100
Noninterest expense	202	203	(1)	-1	610	648	(38)	-6
Income before taxes	184	195	(11)	-5	551	696	(145)	-21
Income taxes	47	51	(4)	-6	142	181	(39)	-22
Net income	$137	$144	$(7)	-5%	$409	$515	$(106)	-21%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$709	$727	$(18)	-2%	$739	$795	$(56)	-7%
Commercial real estate	34	38	(4)	-8	40	56	(16)	-29
Residential real estate	2,166	1,941	225	12	1,985	1,742	243	14
Consumer	749	731	18	3	734	817	(83)	-10
Total loans and leases, net	$3,658	$3,437	$221	6%	$3,498	$3,410	$88	3%
Deposits:
Noninterest-bearing	$8,864	$9,340	$(476)	-5%	$9,094	$9,476	$(382)	-4%
Interest-bearing	8,315	7,938	377	5	7,809	7,264	545	7
Total deposits	$17,179	$17,278	$(99)	-1%	$16,903	$16,740	$163	1%
The Institutional Services and Wealth Management segment’s net income decreased $7 million to $137 million in the third quarter of 2024 from $144 million in the second quarter of 2024.
•Net interest income declined $9 million predominantly due to a 21 basis-point narrowing of the net interest margin on deposits.

Net income for the Institutional Services and Wealth Management segment decreased $106 million for the nine months ended September 30, 2024 from $515 million in the comparable 2023 period.
•Net interest income increased $41 million reflecting a widening of the net interest margin on deposits of 25 basis points.
•Noninterest income decreased $218 million predominantly due to the $225 million gain on sale of the CIT business in the second quarter of 2023 and a decline in trust income of $23 million. The lower trust income reflects lower revenues associated with the CIT business of $60 million following its sale, partially offset by higher non-CIT related revenues of $37 million reflecting improved sales in the segment's global capital markets business and a rise in fee income from the wealth management business reflecting higher assets under management and favorable market performance. Those unfavorable factors were partially offset by higher brokerage services income of $14 million, reflecting increased annuities sales.
•Noninterest expense decreased $38 million reflecting a $53 million decline in professional and other services expense due, in part, to lower sub-advisory fees as a result of the sale of the CIT business, partially offset by an increase in personnel-related costs of $8 million.
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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2024	June 30, 2024	Amount	%	September 30, 2024	September 30, 2023	Amount	%
Income Statement
Net interest income (expense)	$(97)	$(119)	$22	18%	$(341)	$(226)	$(115)	-51%
Noninterest income	25	9	16	165	75	80	(5)	-7
Total revenue (expense)	(72)	(110)	38	34	(266)	(146)	(120)	-83
Provision for credit losses	4	10	(6)	-59	69	119	(50)	-42
Noninterest expense	126	136	(10)	-7	509	451	58	13
Loss before taxes	(202)	(256)	54	21	(844)	(716)	(128)	-18
Income taxes	(101)	(90)	(11)	-13	(333)	(241)	(92)	-38
Net loss	$(101)	$(166)	$65	39%	$(511)	$(475)	$(36)	-8%
The “All Other” category recorded a net loss in the third quarter of 2024 of $101 million, compared with a net loss of $166 million in the second quarter of 2024.
•Net interest expense declined $22 million due to the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Noninterest income increased $16 million primarily reflecting realized losses on sales of certain non-agency investment securities in the second quarter of 2024 and a rise in trading account and non-hedging derivative gains.

•Provision for credit losses decreased $6 million reflecting the net impact of the allocation of provision for credit losses to reportable segments.
•Noninterest expense decreased $10 million reflecting $5 million of FDIC special assessment expense recognized in the second quarter of 2024.
The net loss recorded for the “All Other” category was $511 million for the first nine months of 2024, compared with a net loss of $475 million in the similar 2023 period.
•Net interest expense increased $115 million reflecting the impact of interest rate swap agreements entered into for interest rate risk management purposes and the unfavorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Noninterest income decreased $5 million reflecting realized losses on sales of certain non-agency investment securities in the 2024 period, partially offset by an increase in BLG distributions of $5 million.
•Provision for credit losses decreased $50 million reflecting the net impact of the allocation of the provision for credit losses to reportable segments.
•Noninterest expense increased $58 million reflecting FDIC special assessment expense of $34 million recorded in the 2024 period and higher personnel-related costs.
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 1
QUARTERLY TRENDS

	2024 Quarters			2023 Quarters
(Dollars in millions, except per share, shares in thousands)	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,798	$2,802	$2,757	$2,753	$2,656	$2,530	$2,341
Interest expense	1,059	1,071	1,065	1,018	866	717	509
Net interest income	1,739	1,731	1,692	1,735	1,790	1,813	1,832
Less: provision for credit losses	120	150	200	225	150	150	120
Other income	606	584	580	578	560	803	587
Less: other expense	1,303	1,297	1,396	1,450	1,278	1,293	1,359
Income before income taxes	922	868	676	638	922	1,173	940
Applicable income taxes	188	200	133	143	217	292	224
Taxable-equivalent adjustment	13	13	12	13	15	14	14
Net income	$721	$655	$531	$482	$690	$867	$702
Net income available to common shareholders-diluted	$674	$626	$505	$457	$664	$841	$676
Per common share data:
Basic earnings	4.04	3.75	3.04	2.75	4.00	5.07	4.03
Diluted earnings	4.02	3.73	3.02	2.74	3.98	5.05	4.01
Cash dividends	1.35	1.35	1.30	1.30	1.30	1.30	1.30
Average common shares outstanding:
Basic	166,671	166,951	166,460	165,985	165,909	165,842	167,732
Diluted	167,567	167,659	167,084	166,731	166,570	166,320	168,410
Performance ratios
Annualized return on:
Average assets	1.37%	1.24%	1.01%	.92%	1.33%	1.70%	1.40%
Average common shareholders’ equity	10.26	9.95	8.14	7.41	10.99	14.27	11.74
Net interest margin on average earning assets (taxable-equivalent basis)	3.62	3.59	3.52	3.61	3.79	3.91	4.04
Nonaccrual loans to total loans and leases, net of unearned discount	1.42	1.50	1.71	1.62	1.77	1.83	1.92
Net operating (tangible) results (a)
Net operating income	$731	$665	$543	$494	$702	$879	$715
Diluted net operating income per common share	4.08	3.79	3.09	2.81	4.05	5.12	4.09
Annualized return on:
Average tangible assets	1.45%	1.31%	1.08%	.98%	1.41%	1.80%	1.49%
Average tangible common shareholders’ equity	15.47	15.27	12.67	11.70	17.41	22.73	19.00
Efficiency ratio (b)	55.0	55.3	60.8	62.1	53.7	48.9	55.5
Balance sheet data
Average balances:
Total assets (c)	$209,581	$211,981	$211,478	$208,752	$205,791	$204,376	$202,599
Total tangible assets (c)	201,031	203,420	202,906	200,172	197,199	195,764	193,957
Earning assets	191,366	193,676	193,135	190,536	187,403	185,936	184,069
Investment securities	31,023	29,695	28,587	27,490	27,993	28,623	27,622
Loans and leases, net of unearned discount	134,751	134,588	133,796	132,770	132,617	133,545	132,012
Deposits	161,505	163,491	164,065	164,713	162,688	159,399	161,537
Borrowings	15,428	16,452	16,001	13,057	12,585	15,055	11,505
Common shareholders’ equity (c)	26,160	25,340	25,008	24,489	24,009	23,674	23,366
Tangible common shareholders’ equity (c)	17,610	16,779	16,436	15,909	15,417	15,062	14,724
At end of quarter:
Total assets (c)	211,785	208,855	215,137	208,264	209,124	207,672	202,956
Total tangible assets (c)	203,243	200,302	206,574	199,689	200,538	199,074	194,321
Earning assets	192,766	189,787	195,712	189,140	189,942	188,504	183,853
Investment securities	32,327	29,894	28,496	26,897	27,336	27,916	28,443
Loans and leases, net of unearned discount	135,920	135,002	134,973	134,068	132,355	133,344	132,938
Deposits	164,554	159,910	167,196	163,274	164,128	162,058	159,075
Borrowings	14,188	16,083	16,245	13,517	13,854	15,325	14,458
Common shareholders’ equity (c)	26,482	25,680	25,158	24,946	24,186	23,790	23,366
Tangible common shareholders’ equity (c)	17,940	17,127	16,595	16,371	15,600	15,192	14,731
Equity per common share	159.38	153.57	150.90	150.15	145.72	143.41	140.88
Tangible equity per common share	107.97	102.42	99.54	98.54	93.99	91.58	88.81
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

M&T BANK CORPORATION AND SUBSIDIARIES
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2024 Quarters			2023 Quarters
(Dollars in millions, except per share)	Third	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$721	$655	$531	$482	$690	$867	$702
Amortization of core deposit and other intangible assets (a)	10	10	12	12	12	12	13
Net operating income	$731	$665	$543	$494	$702	$879	$715
Earnings per common share
Diluted earnings per common share	$4.02	$3.73	$3.02	$2.74	$3.98	$5.05	$4.01
Amortization of core deposit and other intangible assets (a)	.06	.06	.07	.07	.07	.07	.08
Diluted net operating earnings per common share	$4.08	$3.79	$3.09	$2.81	$4.05	$5.12	$4.09
Other expense
Other expense	$1,303	$1,297	$1,396	$1,450	$1,278	$1,293	$1,359
Amortization of core deposit and other intangible assets	(12)	(13)	(15)	(15)	(15)	(15)	(17)
Noninterest operating expense	$1,291	$1,284	$1,381	$1,435	$1,263	$1,278	$1,342
Efficiency ratio
Noninterest operating expense (numerator)	$1,291	$1,284	$1,381	$1,435	$1,263	$1,278	$1,342
Taxable-equivalent net interest income	$1,739	$1,731	$1,692	$1,735	$1,790	$1,813	$1,832
Other income	606	584	580	578	560	803	587
Less: Gain (loss) on bank investment securities	(2)	(8)	2	4	—	1	—
Denominator	$2,347	$2,323	$2,270	$2,309	$2,350	$2,615	$2,419
Efficiency ratio	55.0%	55.3%	60.8%	62.1%	53.7%	48.9%	55.5%
Balance sheet data
Average assets
Average assets	$209,581	$211,981	$211,478	$208,752	$205,791	$204,376	$202,599
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(113)	(126)	(140)	(154)	(170)	(185)	(201)
Deferred taxes	28	30	33	39	43	46	49
Average tangible assets	$201,031	$203,420	$202,906	$200,172	$197,199	$195,764	$193,957
Average common equity
Average total equity	$28,725	$27,745	$27,019	$26,500	$26,020	$25,685	$25,377
Preferred stock	(2,565)	(2,405)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Average common equity	26,160	25,340	25,008	24,489	24,009	23,674	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(113)	(126)	(140)	(154)	(170)	(185)	(201)
Deferred taxes	28	30	33	39	43	46	49
Average tangible common equity	$17,610	$16,779	$16,436	$15,909	$15,417	$15,062	$14,724
At end of quarter
Total assets
Total assets	$211,785	$208,855	$215,137	$208,264	$209,124	$207,672	$202,956
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(107)	(119)	(132)	(147)	(162)	(177)	(192)
Deferred taxes	30	31	34	37	41	44	47
Total tangible assets	$203,243	$200,302	$206,574	$199,689	$200,538	$199,074	$194,321
Total common equity
Total equity	$28,876	$28,424	$27,169	$26,957	$26,197	$25,801	$25,377
Preferred stock	(2,394)	(2,744)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Common equity	26,482	25,680	25,158	24,946	24,186	23,790	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(107)	(119)	(132)	(147)	(162)	(177)	(192)
Deferred taxes	30	31	34	37	41	44	47
Total tangible common equity	$17,940	$17,127	$16,595	$16,371	$15,600	$15,192	$14,731
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
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon their evaluation of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e) and 15d-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2024.
(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified in connection with the evaluation of disclosure controls and procedures during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million as of September 30, 2024. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
Item 1A. Risk Factors.
There have been no material changes in risk factors relating to the Company to those disclosed in response to Part I, Item 1A of M&T's 2023 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Equity Securities
(Dollars in millions, except per share)	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit) (2)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (3)
July 1 - July 31, 2024	240,927	$174.64	240,000	$1,158
August 1 - August 31, 2024	760,134	165.52	760,000	1,032
September 1 - September 30, 2024	190,700	169.90	190,054	1,000
Total	1,191,761	$168.07	1,190,054
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
(2)Inclusive of share repurchase excise tax of 1%.
(3)In July 2022, M&T's Board of Directors authorized a program under which $3.0 billion of common shares may be repurchased with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations.
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
Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 has been formatted in Inline XBRL.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 5, 2024	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer