Form 10-K
period 2024-12-31
M&T BANK CORP
filed 2025-02-19
CIK 36270

t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________
Form 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
Commission file number 1-9861
_________________________________________________________________________________
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________

New York (State of incorporation)	16-0968385 (I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)
Registrant’s telephone number, including area code:
716-635-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange
Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series J	MTBPrJ	New York Stock Exchange
__________________________________________________________________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2024: $24,606,656,349.
Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 14, 2025: 164,333,454 shares.
Documents Incorporated By Reference:
(1) Portions of the Proxy Statement for the 2025 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.
Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP         Auditor Location: Buffalo, NY, United States

M&T BANK CORPORATION
Form 10-K for the year ended December 31, 2024
CROSS-REFERENCE SHEET

		Form 10-K Page
Glossary of terms		1
PART I
Item 1.	Business	3
Disclosure pursuant to subpart 1400 of Regulation S-K
I.	Distribution of assets, liabilities and shareholders’ equity; interest rates and interest differential
	A.Average balance sheets	58
	B.Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	58
	C.Rate/volume variances	59
II.	Investments in debt securities
	A.Maturity schedule and weighted-average yield	92
III.	Loan portfolio
	A.Maturity schedule	93
IV.	Allowance for credit loss
	A.Credit ratios	72-73
	Factors driving material changes in credit ratios or related components	72-82, 136-148
	B.Allocation of the allowance for credit losses	82, 142
V.	Deposits
	A.Average balances and rates	58
	B.Uninsured deposits and time deposits over $250,000	66, 90, 94
Item 1A.	Risk Factors	23
Item 1B.	Unresolved Staff Comments	45
Item 1C.	Cybersecurity	45
Item 2.	Properties	47
Item 3.	Legal Proceedings	47
Item 4.	Mine Safety Disclosures	47
	Executive Officers of the Registrant	48
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	49
Item 6.	Selected Financial Data	51
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	52

Glossary of Terms
The following listing includes acronyms and terms used throughout the document.

Term	Definition
AI	Artificial Intelligence
AML	Anti-Money Laundering
ATM	Automated teller machine
Basel III	Basel Committee's December 2010 final capital framework for strengthening international capital standards
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
BLG	Bayview Lending Group, LLC
BSA	Bank Secrecy Act
Capital Rules	Capital adequacy standards established by the federal banking agencies
CCyB	Countercyclical capital buffer
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CIT	Collective Investment Trust
Common Securities	Common securities issued in connection with the issuance of Junior Subordinated Debentures
Company	M&T Bank Corporation and its consolidated subsidiaries
COVID-19	Coronavirus disease 2019
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DUS	Delegated Underwriting and Servicing
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
Executive ALCO Committee	Executive Asset-Liability Liquidity Capital Committee
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.

Term	Definition
GDP	Gross Domestic Product
IDI	Insured depository institution
Incentive Compensation Guidance	Comprehensive guidance on incentive compensation issued by the Federal Reserve
Information Security Program	Information Security and Business Continuity Program
Junior Subordinated Debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LCR	Liquidity Coverage Ratio
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
M&T Realty Capital	M&T Realty Capital Corporation
MTIA	M&T Insurance Agency, Inc.
NSFR	Net stable funding ratio
NYSDFS	New York State Department of Financial Services
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OLA	Orderly Liquidation Authority
OLF	Orderly Liquidation Fund
PCD	Purchased credit deteriorated
People’s United	People’s United Financial, Inc.
Preferred Capital Securities	Preferred capital securities issued in connection with the issuance of Junior Subordinated Debentures
Registrant	The issuer of the securities for which the registration statement is filed
Risk Framework	Enterprise Risk Framework
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
Tailoring Rules	Rules adopted by the OCC, Federal Reserve, and FDIC assigning each U.S. BHC with $100 billion or more in total consolidated assets to one of four categories based on size and other risk-based indicators for purposes of determining the applicability of regulatory capital and liquidity requirements and enhanced prudential standards issued by the Federal Reserve
U.S.	United States of America
Wilmington Trust, N.A.	Wilmington Trust, National Association

PART I
Item 1.        Business.
M&T is a New York business corporation that is registered as an FHC under the BHCA and as a BHC under Article III-A of the New York Banking Law. M&T was incorporated in November 1969. At December 31, 2024, M&T had two wholly-owned bank subsidiaries: M&T Bank and Wilmington Trust, N.A. The banks collectively offer a wide range of retail and commercial banking, trust and wealth management, and investment services to their customers. The Company had consolidated total assets of $208.1 billion, deposits of $161.1 billion and shareholders’ equity of $29.0 billion at December 31, 2024. The principal executive offices of M&T and M&T Bank are located in Buffalo, New York.
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the FHLB System, and its deposits are insured by the FDIC through its DIF up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of Manufacturers and Traders Bank in 1856. M&T Bank provides banking products and services through a domestic banking office and ATM network located throughout New York State, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is generally focused on consumers residing in areas where M&T Bank maintains banking offices, and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of M&T Bank including M&T Realty Capital which engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates, and LEAF Commercial Capital, Inc., M&T Capital and Leasing Corp. and M&T Equipment Finance Corp. which provide equipment leasing and financing services. Trust and other fiduciary services are offered by M&T Bank and through its wholly-owned subsidiary, Wilmington Trust Company. At December 31, 2024, M&T Bank and its subsidiaries represented over 99% of the consolidated assets of the Company.
Wilmington Trust, N.A. is a national bank with total assets of $711 million at December 31, 2024. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services. Among other subsidiaries of M&T is M&T Securities, Inc. which provides institutional brokerage and securities services. M&T and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually or collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2024.
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

Segment Information, Principal Products/Services and Foreign Operations
Information about the Company’s business segments is included in note 21 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data" and is further discussed in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." The Company engages in limited international activities including certain trust-related services in Europe, foreign currency transactions associated with customer activity, providing credit to support the international activities of domestic companies and holding certain loans to foreign borrowers. Assets and revenues associated with international activities represent less than 1% of the Company’s consolidated assets and revenues.
The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest income on loans and leases each year and interest income on deposits at banks in each of 2024 and 2023. The amount of income from such sources during those years is recorded in various business segments and is set forth in the Company’s Consolidated Statement of Income and Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."
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
Proposals to change the applicable regulatory framework may be introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies and through Executive Orders by the U.S. President. Such initiatives may include proposals to expand or contract the powers of BHCs and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.
Described hereafter are material elements of the significant federal and state laws and regulations applicable to M&T and its subsidiaries.
Overview
M&T is registered with the Federal Reserve as an FHC and a BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination, reporting, capital and other requirements of the BHCA and the regulations of the Federal Reserve. In addition, M&T’s banking subsidiaries are subject to regulation, supervision and examination by, as applicable, the NYSDFS, the OCC, the FDIC and the Federal Reserve, and their consumer financial products and services are regulated by the CFPB. Further, financial services entities such as M&T’s investment advisor and broker-dealer subsidiaries are subject to regulation by the SEC, Financial Industry Regulatory Authority, and Securities Investor Protection Corporation, among others. Certain other subsidiaries are subject to regulation by other federal and state regulators as well.
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
Wilmington Trust, N.A. is a national bank with operations that include fiduciary and related activities with limited lending and deposit business. It is subject to regulation, examination and oversight by the OCC, which governs many aspects of its operations, including fiduciary activities, capital levels, office locations, dividends and subsidiary activities. Its deposits are insured by the FDIC, subject to certain limitations, which also exercises regulatory oversight over certain aspects of the operations of Wilmington Trust, N.A.
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
A BHC that qualifies and elects to be an FHC may engage in any activity, or acquire and retain the shares of a company engaged in any activity, that is either (i) financial in nature or incidental to such financial activity (as determined by the Federal Reserve, by regulation or order, in consultation with the Secretary of the Treasury) or (ii) complementary to a financial activity and does not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally (as solely determined by the Federal Reserve). Activities that are financial in nature include securities underwriting and dealing, insurance underwriting and merchant banking.
M&T elected to become an FHC in March 2011. To maintain FHC status, an FHC and all of its depository institution subsidiaries must be "well capitalized" and "well managed." The failure of an FHC to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions, including acquisitions, or obtain necessary approvals in connection with those transactions, as well as loss of FHC status. Additionally, if each of an FHC’s depository institution subsidiaries has not received at least a "satisfactory" rating on its most recent examination under the CRA, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although it would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. For a further discussion of the CRA, see the section captioned "CRA" included herein.
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
On July 27, 2023, the Federal Reserve, the FDIC and the OCC proposed revisions to the capital framework applicable to BHCs with $100 billion or more in assets, such as M&T, which would also apply to their depository institution subsidiaries. For further discussion of the proposed revisions to the capital framework, see the section captioned "Capital Requirements" included herein in this Part I, Item 1.
Capital Requirements
M&T and its subsidiary banks are required to comply with applicable Capital Rules, which are based on Basel III. The Capital Rules include both risk-based requirements, which compare three measures of capital to RWA, as well as leverage requirements, which, in the case of Category IV BHCs such as M&T, consist of the Tier 1 leverage ratio described below. Pursuant to the Capital Rules, the minimum capital ratios are as follows:
•4.5% CET1 capital to RWA;
•6.0% Tier 1 capital (CET1 plus Additional Tier 1 capital) to RWA;
•8.0% Total capital (Tier 1 plus Tier 2 capital) to RWA; and
•4.0% Tier 1 capital to average consolidated assets (the "leverage ratio").
In calculating risk-based capital ratios, M&T must assign risk weights to the Company’s assets and off-balance sheet items. M&T has an ongoing process to review data elements associated with these exposures that from time to time may affect how specific exposures are classified and could lead to increases or decreases of the regulatory risk weights assigned to such exposures.
The Capital Rules also require firms to maintain a "buffer," consisting solely of CET1 capital, in addition to the minimum risk-based requirements. Failure to satisfy the buffer requirement in full results in graduated constraints on capital distributions and discretionary executive compensation. The severity of the constraints depends on the amount of the shortfall and the firm’s "eligible retained income," defined as the greater of (i) net income for the four preceding quarters net of distributions and associated tax effects not reflected in net income and (ii) the average of net income over the preceding four quarters.
As a Category IV BHC, M&T’s buffer requirement, referred to as the SCB, is determined through the Federal Reserve’s supervisory stress tests, discussed herein. For M&T’s bank subsidiaries, the buffer requirement consists of the static capital conservation buffer equal to 2.5% of RWA.
CET1 capital consists of common stock instruments that meet the eligibility criteria in the Capital Rules, including common stock and related surplus, net of treasury stock, retained earnings, certain minority interests and, for certain firms, accumulated other comprehensive income. As currently permitted under the Capital Rules, M&T made a one-time permanent election to neutralize certain accumulated other comprehensive income components, with the result that those components are not recognized in M&T’s CET1 capital.
The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. As a "non-advanced approaches" firm under the Capital Rules, M&T is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. M&T’s and its subsidiary banks’ regulatory capital ratios are presented in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."
In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain "unconditionally cancellable commitments," such as unused credit card lines of credit) and provide a new standardized approach for operational risk capital. Under the current U.S. capital rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company.
On July 27, 2023, the Federal Reserve, the FDIC and the OCC proposed revisions to the Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Capital Rules. The proposal introduces revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements (together, the "Expanded Risk-Based Approach"). The Expanded Risk-Based Approach would apply to Category I through Category IV firms and would replace the existing advanced approaches with respect to credit and operational risk. Under the proposal, banking organizations with more than $100 billion in total consolidated assets would be required to calculate RWAs using the higher of (i) the Expanded Risk-Based Approach or (ii) the current standardized approach and revised market risk requirements. Calculating RWAs under the Expanded Risk-Based Approach would impose additional operational costs, including the costs to collect the data elements that would be used in the calculations. In addition, the proposal would subject Category IV firms, like M&T, to the deductions framework for mortgage servicing assets and deferred tax assets and the methodology for calculating minority interest limitations currently applicable only to Category I and Category II firms. Category IV firms would also no longer be eligible to opt-out of including certain components of accumulated other comprehensive income in regulatory capital. Those firms would be required to include all accumulated other comprehensive income components in regulatory capital, except gains and losses on cash flow hedges. Those adjustments recognized in accumulated other comprehensive income, among other items, would include unrealized losses on available-for-sale debt securities and any amounts recorded in accumulated other comprehensive income attributed to defined benefit postretirement plans. The inclusion of accumulated other comprehensive income in regulatory capital would be subject to a phase-in period beginning July 1, 2025 until June 30, 2028, with full inclusion of required accumulated other comprehensive income components starting July 1, 2028. However, the Federal Reserve has indicated that it expects to work with the other federal banking regulators in 2025 on a revised proposal.
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
The SCB is based on a BHC’s stressed losses in the supervisory stress test, plus four quarters of planned common stock dividends, subject to a floor of 2.5% of RWAs. Under the Tailoring Rules, for Category IV firms, the portion of the SCB based on the Federal Reserve’s supervisory stress tests will be calculated biennially, in even-numbered years. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm is also able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated SCB, and M&T has elected to participate in the 2025 supervisory stress test. In December 2024, the Federal Reserve indicated it intends to propose comprehensive changes to the stress test framework during 2025 and, for the 2025 stress test, take immediate steps to reduce the volatility of results and to begin to improve model transparency. The Federal Reserve may impose more stringent requirements (e.g., frequency of supervisory stress tests or capital plan submissions) based on various factors.
In June 2024, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2024, M&T's SCB of 3.8% became effective. Accordingly, it is currently subject to a CET1 capital requirement of 8.3% (a sum of the SCB and the minimum CET1 capital ratio).
BHCs with total consolidated assets of $100 billion or more, including Category IV BHCs such as M&T, must annually submit capital plans as part of the Federal Reserve’s process. The comprehensive capital plans include a view of capital adequacy under various scenarios, including a BHC-defined baseline scenario, at least one BHC-defined stress scenario, and any scenario provided by the Federal Reserve. A BHC’s planned capital distributions in its annual capital plan submissions must be consistent with any effective distribution limitations that would apply under the firm’s own baseline projections, including its SCB. The process is intended to help ensure that these BHCs have robust, forward-looking capital planning processes that account for each company’s unique risks and that permit continued operations during times of economic and financial stress. Each of the BHCs participating in the process is also required to collect and report certain related data to the Federal Reserve on a regular basis. The Federal Reserve incorporates an assessment of the qualitative aspects of the firm’s capital planning process into regular, ongoing supervisory activities and through targeted, horizontal assessments of particular aspects of capital planning. M&T’s annual capital plan is due in April each year.

Distributions
M&T is a legal entity separate and distinct from its banking and other subsidiaries. Historically, the majority of M&T’s revenue has been from dividends paid to M&T by its subsidiary banks. M&T Bank and Wilmington Trust, N.A. are subject to laws and regulations imposing restrictions on the amount of dividends those subsidiaries may declare and pay. An IDI is prohibited from making any capital distribution to its owner, including any dividend, if, after making such distribution, the depository institution fails to meet the required minimum level for any relevant capital measure, including the risk-based capital adequacy and leverage standards discussed herein. Future dividend payments to M&T by its subsidiary banks will be dependent on a number of factors, including the earnings and financial condition of each such bank, and are subject to the limitations referred to in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data," and to other statutory powers of bank regulatory agencies.
Dividend payments by M&T to its shareholders and common stock repurchases by M&T are subject to the oversight of the Federal Reserve. M&T’s ability to make capital distributions would likely be impacted in the event that M&T fails to maintain its CET1 risk-based, Tier 1 risk-based and total risk-based capital ratios above minimum requirements including its SCB.
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
Liquidity
Under the Tailoring Rules, as a Category IV firm, the Company is not subject to the Federal Reserve and other federal banking regulators rules that implement a U.S. version of the Basel Committee’s LCR requirement, which is intended to ensure that banks hold sufficient amounts of so-called high quality liquid assets to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario, or the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. The Federal Reserve’s enhanced prudential standards, however, require the Company, as a BHC with $100 billion or more in total consolidated assets, to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Under the Tailoring Rules, the liquidity risk management and reporting requirements are less stringent for Category IV BHCs as compared with BHCs in a different category.
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

Volcker Rule
The Volcker Rule limits proprietary trading and investing in and sponsoring certain hedge funds and private equity funds (defined as "covered funds" in the Volcker Rule). The Company does not engage in a significant amount of proprietary trading as defined in the Volcker Rule and implemented the required procedures for those areas in which trading activities occur. In addition, the Company does not engage in any significant covered fund activities that are impacted by the Volcker Rule.
Safety and Soundness Standards and Supervision
Guidelines adopted by the federal bank regulatory agencies pursuant to the FDIA establish general standards relating to internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits. In general, these guidelines require, among other things, appropriate systems and practices to identify and manage the risk and exposures specified in the guidelines. Additionally, the agencies adopted regulations that authorize, but do not require, an agency to order an institution that has been given notice by an agency that it is not satisfying any of such safety and soundness standards to submit a compliance plan. If, after being so notified, an institution fails to submit an acceptable compliance plan or fails in any material respect to implement an acceptable compliance plan, the agency must issue an order directing action to correct the deficiency and may issue an order directing other actions of the types to which an undercapitalized institution is subject. If an institution fails to comply with such an order, the agency may seek to enforce such order in judicial proceedings and to impose civil money penalties. In addition, the federal bank regulatory agencies supervise and examine the risk management of FHCs, BHCs and banks, including with respect to third-party, cybersecurity, model and other risk management.
Limits on Undercapitalized Depository Institutions
The FDIA establishes a system of regulatory remedies to resolve the problems of undercapitalized institutions, referred to as the prompt corrective action framework. The federal banking regulators have established five capital categories ("well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" and "critically undercapitalized") and must take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions which are undercapitalized, significantly undercapitalized or critically undercapitalized. The severity of these mandatory and discretionary supervisory actions depends upon the capital category in which the institution is placed. The federal banking regulators have specified by regulation the relevant capital levels for each category. Under existing rules, a depository institution is deemed to be "well capitalized" if it has (i) a CET1 capital ratio of at least 6.5%, (ii) a Tier 1 capital ratio of at least 8%, (iii) a Total capital ratio of at least 10%, and (iv) a Tier 1 leverage ratio of at least 5%.
The FDIA’s prompt corrective action provisions only apply to depository institutions and not to BHCs. The Federal Reserve’s regulations applicable to BHCs separately define "well capitalized." A FHC that is not well capitalized and well managed (or whose bank subsidiaries are not well capitalized and well managed) under applicable prompt corrective action standards may be restricted in certain of its activities and ultimately may lose FHC status.
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
Transactions with Affiliates
There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries or affiliates may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any "covered transaction" by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (i) in the case of any single such affiliate, the aggregate amount of covered transactions of the IDI and its subsidiaries may not exceed 10% of the capital stock and surplus of such IDI, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of an IDI and its subsidiaries may not exceed 20% of the capital stock and surplus of such IDI. "Covered transactions" are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on terms and under circumstances including credit standards, (i) that are substantially the same, or at least as favorable to such bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies, or in the absence of comparable transactions, (ii) that in good faith would be offered to, or would apply to, nonaffiliated companies.
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
In November 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use in 2023 of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain failed banks. As of September 30, 2024, the FDIC’s total loss estimate was $24.1 billion, of which $18.9 billion will be recovered through the special assessment. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Report of Condition and Income at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. For a holding company that has more than one IDI subsidiary, such as M&T, the $5 billion exclusion is allocated among the company’s IDI subsidiaries in proportion to each IDI’s estimated uninsured deposits. The special assessments are being collected at a quarterly rate of 3.36 basis points over eight quarters in 2024 and 2025. The first assessment period began on January 1, 2024. The rule provides that the total loss estimate will be periodically adjusted and the FDIC retains the ability to cease collection early, extend the special assessment collection period and impose a final shortfall special assessment on a one-time basis. In June 2024, due to an update to the loss estimates and an increase in the aggregate special assessment base, the FDIC announced that it projects that the special assessment will be collected for an additional two quarters beyond the initial eight-quarter collection period, at a lower rate. The special assessments are tax deductible. The Company's total share of the FDIC's special assessment is estimated to be $231 million, of which $74 million was paid in 2024. The amount of estimated FDIC special assessments remaining to be paid and included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet at December 31, 2024 was $157 million.
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
The standards by which mergers and acquisitions involving depository institutions or BHCs are evaluated by regulators continue to evolve. In 2024, the FDIC, OCC and DOJ each issued formal statements updating their policies on reviewing bank mergers. For example, the DOJ announced in September 2024 its withdrawal from the 1995 Bank Merger Guidelines to assess the competitive effects of bank merger transactions.
Executive and Incentive Compensation
Guidelines adopted by several federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as "excessive" when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve issued Incentive Compensation Guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed rules to implement this requirement in 2016, but those proposed rules have not been finalized.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to require policies mandating the recovery or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financials. The NYSE’s listing standards pursuant to the SEC’s rule became effective October 2, 2023. M&T’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.1 of this Form 10-K.
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
The FDIC has separately required IDIs with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In January 2021, the FDIC lifted its existing moratorium on resolution plans, resuming the requirement for resolution plan submissions for IDIs with $100 billion or more in assets. The FDIC also announced its intention to conduct targeted engagement and capabilities testing related to resolution planning with select firms, for which M&T Bank most recently participated during 2021. In June 2021, the FDIC issued a Statement on Resolution Plans for IDIs, which, among other things, provides general information regarding the content that filers are expected to prepare and extends the submission frequency for specified IDIs to a three-year resolution plan filing cycle. Pursuant to this filing cycle, M&T Bank submitted its most recent resolution plan to the FDIC in November 2022.
On June 20, 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. Under the revisions, IDIs such as M&T Bank with $100 billion or more in total assets that are not affiliates of U.S. global systemically important banking organizations are required to submit resolution plans on a three-year cycle, with an interim supplement updating key information submitted in the off years. The rule also, among other things, revises the required contents of a resolution plan for an IDI with $100 billion or more in total assets and addresses the IDI’s capabilities to produce valuations that the FDIC could use to conduct the statutorily required least-cost analysis in the event of the IDI’s failure. The final rule became effective October 1, 2024, and the FDIC announced in August 2024 that M&T Bank’s first submission under the new rule is due by July 1, 2025.
On August 29, 2023, the Federal Reserve, the FDIC and the OCC issued a proposed rule that would require Category II through Category IV BHCs and IDIs with $100 billion or more in consolidated assets (as well as their IDI affiliates) to maintain minimum amounts of eligible long-term debt (generally, debt that is unsecured, has a maturity greater than one year from issuance and satisfies additional criteria), subject to a three-year phase-in period. Under the proposal, BHCs and IDIs would be required to maintain eligible long-term debt in an amount equal to the greatest of 6% of RWAs, 3.5% of average total consolidated assets and, if subject to the SLR, 2.5% of total leverage exposure (the denominator of the SLR). The proposal would also apply "clean holding company" requirements to Category II through IV BHCs, which would, among other things, prohibit entering into derivatives and certain other financial contracts with third parties.
Insolvency of an IDI or a BHC
If the FDIC is appointed as conservator or receiver for an IDI such as M&T Bank or Wilmington Trust, N.A., upon its insolvency or in certain other events without limitation, the FDIC has the power:
•to transfer any of the depository institution’s assets and liabilities to a new depository institution, including a newly formed "bridge" bank without the approval of the insolvent depository institution’s creditors or equity holders;
•to enforce the terms of the depository institution’s contracts pursuant to their terms without regard to any provisions triggered by the appointment of the FDIC in that capacity; or
•to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmance or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.
In addition, under federal law, the claims of holders of domestic deposit liabilities and certain claims for administrative expenses against an IDI institution would be afforded a priority over other general unsecured claims against such an institution, including claims of debt holders of the institution, in the "liquidation or other resolution" of such an institution by any receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of M&T Bank or Wilmington Trust, N.A., the debt holders would be treated differently from, and could receive, if anything, substantially less than the depositors of the bank.
The Dodd-Frank Act created a new resolution regime known as OLA for systemically important financial companies, including BHCs and their affiliates. Under the OLA, the FDIC may be appointed as receiver for the systemically important institution, and its failed subsidiaries, for purposes of liquidating the entity if, among other conditions, it is determined at the time of the institution’s failure that it is in default or in danger of default and the failure poses a risk to the stability of the U.S. financial system. If the FDIC is appointed as receiver under the OLA, then the powers of the receiver, and the rights and obligations of creditors and other parties who have dealt with the institution, would be determined under the Dodd-Frank Act provisions, and not under the insolvency law that would otherwise apply. The powers of the receiver under the OLA were based on the powers of the FDIC as receiver for depository institutions under the FDIA. However, the provisions governing the rights of creditors under the OLA were modified in certain respects to reduce disparities with the treatment of creditors’ claims under the U.S. Bankruptcy Code as compared with the treatment of those claims under the new authority. Nonetheless, substantial differences in the rights of creditors exist as between these two regimes, including the right of the FDIC to disregard the strict priority of creditor claims in some circumstances, the use of an administrative claims procedure to determine creditors’ claims (as opposed to the judicial procedure utilized in bankruptcy proceedings), and the right of the FDIC to transfer claims to a "bridge" entity.
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
The FDIC has developed a strategy under the OLA referred to as the "single point of entry" strategy, under which the FDIC would resolve a failed FHC by transferring its assets (including shares of its operating subsidiaries) and, potentially, very limited liabilities to a "bridge" holding company; utilize the resources of the failed FHC to recapitalize the operating subsidiaries; and satisfy the claims of unsecured creditors of the failed FHC and other claimants in the receivership by delivering securities of one or more new financial companies that would emerge from the bridge holding company. Under this strategy, management of the failed FHC would be replaced and shareholders and creditors of the failed FHC would bear the losses resulting from the failure.
Depositor Preference
Under federal law, depositors and certain claims for administrative expenses and employee compensation against an IDI would be afforded a priority over other general unsecured claims against such an institution in the "liquidation or other resolution" of such an institution by any receiver. If an IDI fails, insured and uninsured depositors, along with the FDIC, will have priority in payment ahead of unsecured, non-deposit creditors, including depositors whose deposits are payable only outside of the U.S. and the parent BHC, with respect to any extensions of credit they have made to such IDI.

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
The federal banking agencies require banking organizations to notify their primary regulator as soon as possible and within 36 hours of determining that a "notification incident" has occurred. A notification incident is a "computer-security incident" that has materially disrupted or degraded, or is reasonably likely to materially disrupt or degrade, the banking organization’s ability to deliver services to a material portion of its customer base, jeopardize the viability of key operations of the banking organization, or impact the stability of the financial sector. The final rule also requires specific and immediate notifications by bank service providers that become aware of similar incidents.
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
In November 2023, the NYSDFS adopted amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors; (ii) enhanced requirements for privileged accounts; (iii) enhanced notification obligations; (iv) expansion of cyber governance practices; and (v) additional cybersecurity requirements for larger companies. Most of the amendments became effective in 2024, and all of the amendments will be effective by the end of 2025.
In July 2023, the SEC adopted new rules that require registrants, such as M&T, to (i) report material cybersecurity incidents on Form 8-K and (ii) disclose in its Annual Report on Form 10-K cybersecurity policies and procedures and governance practices, including at the board and management levels. This disclosure is included herein in Part I, Item 1C, "Cybersecurity."
Many states and regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations, including implementing or modifying their data breach notification and data privacy requirements. One example of such state legislation is the California Consumer Privacy Act, which became effective in January 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. Amendments expanding the scope of and requirements under the California Consumer Privacy Act generally became effective in January 2023.

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
The CFPB has broad powers to supervise and enforce most federal financial consumer protection laws. The CFPB has broad rule-making authority for a wide range of consumer protection laws that apply to all banks and savings institutions, including the authority to prohibit "unfair, deceptive or abusive" acts and practices which violate the Consumer Financial Protection Act. The CFPB has examination and enforcement authority over all banks and savings institutions with more than $10 billion in assets, including M&T Bank.
On October 22, 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider also has to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. For banks with at least $10 billion and less than $250 billion in total assets, compliance with the rule is required by April 1, 2027.
In October 2023, the Federal Reserve proposed amendments to its rules on interchange fees. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as M&T Bank, for processing electronic payment transactions. The current interchange fee limitations establish a maximum possible fee for many types of debit interchange transactions that is equal to no more than 21 cents per transaction plus five basis points multiplied by the value of the transaction. The proposed changes would establish a maximum permissible interchange fee of no more than 14.4 cents per transaction plus four basis points multiplied by the value of the transaction. The current rules allow a debit card issuer to recover one cent per transaction for fraud prevention purposes if the issuer complies with certain fraud-related requirements. Under the proposed changes, the fraud prevention adjustment would be increased to 1.3 cents per transaction. The proposed rule would also establish an automatic update of the interchange fee cap every other year based on a survey of debit card issuers.
On December 12, 2024, the CFPB issued a final rule that significantly reforms the regulatory framework governing overdraft practices applicable to banks such as M&T Bank that have more than $10 billion in assets. The rule, which is effective October 1, 2025, modifies or eliminates several long-standing exclusions from requirements generally applicable to consumer credit that previously exempted certain overdraft practices. Under the rule, if covered banks charge overdraft fees that exceed their breakeven cost or a set $5 safe harbor amount, such banks would have to restructure discretionary overdraft arrangements as separate consumer credit accounts that would be subject to consumer credit requirements and certain limitations on compulsory preauthorized transfers to repay amounts owed on such consumer credit accounts. Depending on the approach M&T Bank adopts, these changes to the regulatory framework could result in M&T Bank, among other things, facing higher compliance costs in charging overdraft fees, experiencing a decreased ability to recover amounts extended as overdraft protection under a separate credit arrangement, reducing the availability of overdraft protection, and/or charging lower per item overdraft fees.
In addition, federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. For example, in December 2023, a New York State law requiring credit card issuers such as M&T Bank to notify consumers before making changes to or terminating rewards programs associated with the credit card became effective. In January 2025, the NYSDFS proposed rules that would limit a New York state-chartered bank’s ability to charge overdraft and insufficient funds fees and returned deposited items fees in certain circumstances and impose on such banks notice and disclosure requirements in connection with those fees.
In February 2025, it was publicly reported that the Acting Director of the CFPB directed CFPB staff to stop work on rulemaking, supervision and investigation activities, and that a union representing employees of the CFPB commenced a lawsuit challenging those actions. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including the Company, is uncertain.
CRA
The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising the relevant depository institutions: the Federal Reserve, the FDIC and the OCC. For purposes of the CRA, M&T is regulated by the Federal Reserve. A financial institution’s performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (demographic and economic data, lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: "Outstanding," "Satisfactory," "Needs to Improve" and "Substantial Noncompliance." The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. An unsatisfactory CRA evaluation could result in the delay or denial of acquisition or merger applications, among other activities. M&T Bank has a current rating of "Outstanding" from the Federal Reserve. M&T Bank is also subject to New York State CRA examination and currently has a rating of "Outstanding" from the NYSDFS. Wilmington Trust, N.A. has been designated a special purpose trust company, and is therefore exempt from the requirements of the CRA.
In October 2023, the Federal Reserve, the FDIC, and the OCC jointly issued a final rule to modernize CRA regulations and respond to changes in the banking industry. Among other items, the final rule introduced new tests under which the performance of banks will be assessed and includes data collection and reporting requirements, many of which are applicable only to banks with more than $10 billion in assets, such as M&T Bank. The effective date of the final rule was April 1, 2024; however, banks will not be required to begin complying with certain provisions of the final rule until January 1, 2026, with other requirements becoming applicable on January 1, 2027. The final rule is currently enjoined while a federal court considers a lawsuit challenging the rule.

BSA Regulation and AML Obligations
Federal laws and regulations impose obligations on U.S. financial institutions, including banks and broker-dealer subsidiaries, to implement and maintain appropriate policies, procedures and controls which are reasonably designed to prevent, detect and report instances of money laundering and the financing of terrorism and to verify the identity of their customers. These provisions also require the federal financial institution regulatory agencies to consider the effectiveness of a financial institution’s AML activities when reviewing bank mergers and BHC acquisitions. Failure of a financial institution to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious legal and reputational consequences for the institution, including the denial by federal regulators of proposed merger, acquisition, restructuring or other expansionary activity.
The FinCEN, which drafts regulations implementing the U.S. Patriot Act and other AML and BSA legislation, has adopted rules that require financial institutions to, among other things, obtain beneficial ownership information with respect to legal entities with which such institutions conduct business, subject to certain exclusions and exemptions. Bank regulators conduct focused examinations on AML compliance, and M&T continues to monitor and augment, where necessary, its BSA/AML Compliance Program. The AML Act of 2020, which amends the BSA, was enacted in January 2021.
In August 2024, FinCEN adopted a rule extending AML obligations, including maintenance of an AML program and filing certain reports with FinCEN, to registered investment advisers, like certain of M&T’s subsidiaries. Compliance with the rule is required beginning on January 1, 2026.
OFAC Regulation
The U.S. has imposed economic sanctions that prohibit transactions with designated foreign countries, nationals and others. The OFAC-administered sanctions targeting those countries take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on "U.S. persons" engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (e.g. property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences, including denial by federal regulators of proposed merger, acquisition, restructuring, or other expansionary activity. The OFAC rules are included as part of M&T’s BSA/AML Compliance Program, which M&T continues to monitor and augment, where necessary.
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
In October 2023, the Federal Reserve, the FDIC, and the OCC finalized interagency guidance on principles for climate-related financial risk management applicable to regulated financial institutions with more than $100 billion in total consolidated assets, including the Company. The principles are intended to support efforts by large financial institutions to focus on key aspects of climate-related financial risk management and cover six areas: (i) governance; (ii) policies, procedures and limits; (iii) strategic planning; (iv) risk management; (v) data, risk measurement and reporting; and (vi) scenario analysis.
In March 2024, the SEC finalized rules requiring public issuers to provide certain climate-related disclosures in their SEC filings, beginning in 2026 with respect to fiscal year 2025 for large accelerated filers like the Company. However, in April 2024, the SEC issued an order to stay the final rules pending the completion of judicial review of litigation challenging the rules.
In addition, several states in which the Company operates have enacted or proposed statutes, regulations or guidance addressing climate change and other sustainability issues. For example, in December 2023, the NYSDFS published guidance on climate-related financial risk management applicable to NYSDFS-regulated banking and mortgage organizations, including M&T Bank. The guidance addresses material financial risks related to climate change faced by these organizations in the context of risk assessment, risk management, and risk appetite setting. In October 2023, California enacted laws requiring certain companies doing business in California to make certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks. Conversely, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities.
Corporate Governance
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
Further information regarding the Company's corporate governance, including the Board of Directors, its committee structure and membership and the Company’s governance policies and principles, is provided in M&T's Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2024. The Company also makes available on its website at the Investor Relations link under the heading “Corporate Governance:” (i) its Corporate Governance Standards; (ii) its code of ethics, including the M&T Code of Business Conduct and Ethics and the M&T Code of Ethics for Chief Executive Officer and Senior Financial Officers, and (iii) the charters of the standing committees of the Board of Directors. If the Company makes changes in, or provides waivers from, the provisions of its code of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Corporate Governance” section of its Investor Relations website.
Human Capital Resources
M&T recognizes that its employees are the difference makers that drive its success. The Company’s strategy to create and maintain a highly competitive workforce focuses on recruiting, engaging, developing and retaining high-performing individuals whose strengths align with M&T’s values, purpose and leadership competencies. As of December 31, 2024, the Company employed 21,873 full-time and 481 part-time employees. That employee base was concentrated in the Northeast and Mid-Atlantic U.S., with approximately 47% of employees residing in New York, followed by approximately 10% in Maryland, 9% in Connecticut, 8% in Pennsylvania, 7% in Delaware and 11% in other states where M&T Bank operates domestic banking offices. Approximately 8% of the Company’s employee base resides outside of its retail banking footprint, inclusive of 147 international employees predominantly based in the United Kingdom, Ireland, Germany and Canada. The Company’s employee base includes 5,566 employees that support customers in the retail branch network. Overall, the average tenure of the Company’s employees is 9.6 years and the average tenure of the Company’s executive officers is 15.3 years.
Talent Attraction, Engagement and Development
The Company leverages various channels to effectively identify, develop and recruit high-caliber talent throughout its footprint including its existing employee base. The Company’s Talent Acquisition Ambassador Program, which currently includes 70 employees throughout different business lines, promotes awareness of M&T career opportunities within the Company’s communities.
The Company’s recruitment team strives to build a workforce that reflects the communities it serves. The Company uses multiple channels to identify and recruit talent with diverse skills, professional experience and backgrounds and to provide a positive recruiting experience. Employees regularly attend recruiting events with organizations and audiences across various backgrounds. The Company also recruits at a broad range of higher education institutions throughout its footprint and engages with various industry groups and organizations to promote job opportunities. In addition, the Company leverages candidate experience surveys to help improve the applicant experience.
M&T’s commitment to recruiting top talent and regularly soliciting their feedback helps to create a highly engaged employee base that drives success. The Company conducts "Annual Engagement Surveys," with average participation rates around 90%, demonstrating a commitment to fostering candid, open and honest two-way communication with employees to enhance the workplace. M&T leverages a continuous employee listening strategy, checking-in with employees on key engagement items throughout the year to develop a more wholistic understanding of their experience, act faster on items impacting engagement and drive better prioritization and decision making. M&T also conducts other surveys at critical moments throughout an employee's journey including new hire onboarding, separation from the Company, and in connection with certain key events, such as acquisitions. Survey results are reviewed with senior management and shared with individual managers, who identify and implement improvements based on employees’ feedback, and are presented to M&T's Board of Directors. Employees also participate in action planning within individual work groups.
The Company also encourages engagement with communities through the allotment of 40 hours of paid volunteer time each year. In 2024, M&T employees volunteered approximately 246,000 hours and served on the boards of over 1,000 not-for-profit organizations.

Another key pillar of engagement, employee development and growth, is fostered through the Company's strong performance management philosophy focused on reinforcing corporate values, providing continuous, transparent feedback and recognizing and rewarding outstanding performance. Additional employee development is cultivated through a variety of learning offerings on topics such as technical skills, job-specific knowledge and professional development, including courses aligned with the Company's enterprise-wide leadership competencies. Training content is made available as synchronous, asynchronous and blended learning solutions to promote employee access. The Company also invests in cultivating its leaders of tomorrow through various internal programs including its Manager Acceleration Program, Management Development Program, Executive Associate Program, Technology Development Program, Rising Leadership Development Program and EquityOne.
Compensation, Health and Wellness
The Company provides comprehensive compensation and benefits programs intended to attract, retain and incentivize its employees. In addition to base pay, these programs (which vary by country and region) include cash incentives, long term equity-based awards, an employee stock purchase plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, family care resources, flexible work schedules (if applicable), employee assistance programs and tuition assistance, among others. The Company’s wellness programs provide employees and their families with resources that may be helpful in navigating life events and are designed to provide support to help improve their well-being. In addition to addressing employees’ physical needs through flexible and convenient medical plan and telemedicine options, M&T supports employees’ emotional health and social well-being through various programs offered to employees. The Company also supports employees' financial wellness through free educational resources.
Competition
The Company faces extensive and intensive competition in the products and services it offers. The Company competes in offering commercial and personal financial and wealth services with other banking institutions and thrifts and with firms in a number of other industries, such as credit unions, personal loan companies, sales finance companies, leasing companies, securities brokerage firms, mutual fund companies, hedge funds, private credit funds, wealth and investment advisory firms, insurance companies and other financial services-related entities. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Financial technology companies, using digital, mobile and other technologies, also are increasingly offering traditional banking products and services, which has resulted in the Company contending with a broader range of competitors, including many that are not located within the geographic footprint of the Company’s banking office network.
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

Item 1A.    Risk Factors.
Risk Factors Summary
Market Risk
•Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.
•The Company’s business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary and other related policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which the Company has no control and which the Company may not be able to anticipate adequately.
•The Company is routinely subject to examinations from various governmental taxing authorities that may result in challenges to the Company’s tax return treatment.
•The Company’s business and performance is vulnerable to the impact of volatility in debt and equity markets.
•The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.
•The discontinuation of benchmark rates as permissible rate indices in new contracts and the development of alternative benchmark indices to replace discontinued benchmarks could adversely impact the Company’s business and results of operations.
Risks Relating to Compliance and the Regulatory Environment
•The Company is subject to extensive government regulation and supervision and this regulatory environment can be and has been significantly impacted by financial regulatory reform initiatives.
•The Company may be subject to more stringent capital and liquidity requirements and new requirements relating to long-term debt.
•M&T’s ability to return capital to shareholders and to pay dividends on common stock may be adversely affected by market and other factors outside of its control and will depend, in part, on the results of supervisory stress tests administered by the Federal Reserve.
•If an orderly liquidation of a systemically important BHC or non-bank financial company were triggered, M&T could face assessments for the OLF.
Credit Risk
•Deteriorating credit quality could adversely impact the Company.
•The Company may be adversely affected by the soundness of other financial institutions.
Liquidity Risk
•The Company must maintain adequate sources of funding and liquidity.
•If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
•M&T relies on dividends from its subsidiaries for its liquidity.
Strategic Risk
•The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.
•Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving expected benefits from acquisitions.
•The Company could suffer if it fails to attract and retain skilled personnel.

Operational Risk
•The Company is subject to operational risk which could adversely affect the Company’s business and reputation and create material legal and financial exposure.
•The Company’s information systems may experience interruptions or breaches in security, including due to events beyond the Company’s control.
•The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cyber attack.
•The Company is subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.
•M&T relies on other companies to provide key components of the Company’s business infrastructure.
•The development and use of AI, including by third parties, presents risks and challenges that may adversely impact M&T.
•The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.
Business Risk
•Changes in accounting standards could impact the Company’s reported financial condition and results of operations.
•The Company’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.
•The Company’s models used for business planning purposes could perform poorly or provide inadequate information.
•The Company is exposed to reputational risk which could negatively impact investor and customer confidence.
•The Company’s framework for managing risks may not be effective.
•Pandemics, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.
•The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate risk.

Risk Factors
M&T and its subsidiaries face a number of potential risks and uncertainties that are difficult to predict. As a financial institution, certain risk elements are inherent in the ordinary course of the Company’s business activities and adverse experience with those risks could have a material impact on the Company’s business, financial condition, liquidity and results of operations, as well as on the values of the Company’s financial instruments and M&T’s debt and equity securities, including its common stock. The following risk factors set forth some of the risks that could materially and adversely impact the Company, although there may be additional risks that are not presently material or known that may adversely affect the Company.
Market Risk
Weakness in the economy has adversely affected the Company in the past and may adversely affect the Company in the future.
Poor business and economic conditions in general or specifically in markets served by the Company could have adverse effects on the Company’s business including:
•A decrease in the demand for loans and other products and services offered by the Company.
•A decrease in net interest income derived from the Company’s lending and deposit gathering activities.
•A decrease in the value of the Company’s investment securities, loans held for sale or other assets secured by residential or commercial real estate.
•A decrease in fees from the Company’s brokerage, trust, and investment management businesses associated with declines or lack of growth in stock market prices.
•Potential higher FDIC assessments due to the DIF falling below minimum required levels or special FDIC assessments relating to the failure of specific banks.
•An impairment of certain intangible assets, such as goodwill.
•An increase in the number of customers and counterparties who become delinquent, file for protection under bankruptcy laws or default on their loans or other obligations to the Company. An increase in the number of delinquencies, bankruptcies or defaults could result in higher levels of nonperforming assets, net charge-offs, provision for credit losses as well as impairment write-downs of certain investment securities and valuation adjustments on loans held for sale.
•A decrease in the value of the collateral securing the Company's loans.
If recessionary economic conditions develop, they would likely have a negative financial impact across the financial services industry, including on the Company. If recessionary economic conditions are more severe, the extent of the negative impact on the Company’s business and financial performance can increase and be more severe, including the adverse effects listed above and discussed throughout this "Risk Factors" section.
In recent years, there have been significant changes in rates of inflation and interest rates. Volatility and uncertainty related to inflation and the effects of inflation, including potential volatility in interest rates, could lead to increased costs for businesses and consumers and potentially contribute to poor business and economic conditions generally, which could also enhance or contribute to some of the risks discussed herein. For example, higher inflation, or volatility and uncertainty related to inflation, could reduce demand for the Company’s products, adversely affect the creditworthiness of the Company’s borrowers, result in lower values for the Company’s investment securities and other interest-earning assets and increase expense related to talent acquisition and retention.

Additionally, economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties; military conflicts, including current conflicts in eastern Europe and the Middle East; political uncertainty in the U.S.; potential changes to federal taxation rates; the impact of international trade policies, including tariffs; pandemics, including the COVID-19 pandemic; and global, national and local responses thereto by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affects the Company’s business, financial condition, capital and results of operations.
Concern regarding the ability of Congress to reach agreement on federal budgetary matters (including the debt ceiling), or total or partial governmental shutdowns, also can adversely affect the economy and increase the risk of economic instability or market volatility, which could have adverse consequences on the Company's business, financial condition, liquidity and results of operations.
The Company’s business and financial performance is impacted significantly by market interest rates and movements in those rates. The monetary and other related policies of governmental agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance over which the Company has no control and which the Company may not be able to anticipate adequately.
The Federal Reserve, through the FOMC, may raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. The FOMC increased the federal funds target interest rate through several hikes totaling 5.25% during 2022 and 2023 and held that interest rate at the elevated level until it began decreasing the federal funds target interest rate in September through December 2024. As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as changes linked to inflation, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example, changes in interest rates or interest rate spreads may:
•Affect the difference between the interest that the Company earns on assets and the interest that the Company pays on liabilities, which impacts the Company’s overall net interest income and profitability.
•Adversely affect the ability of borrowers to meet obligations under variable or adjustable-rate loans and other debt instruments (including due to an inability to refinance loans), which, in turn, affects the Company’s loss rates on those assets.
•Decrease the demand for interest rate-based products and services, including loans and deposits.
•Affect the Company’s ability to hedge various forms of market and interest rate risk and may decrease the profitability or protection or increase the risk or cost associated with such hedges.
•Affect mortgage prepayment speeds and result in the impairment of capitalized mortgage servicing assets, reduce the value of loans held for sale and increase the volatility of mortgage banking revenues, potentially adversely affecting the Company’s results of operations.
The monetary and other related policies of the government and its agencies, including the Federal Reserve, have a significant impact on interest rates and overall financial market performance. These governmental policies can thus affect the activities and results of operations of banking organizations such as the Company. An important function of the Federal Reserve is to regulate the national supply of bank credit and certain interest rates. The actions of the Federal Reserve influence the rates of interest that the Company charges on loans and that the Company pays on borrowings and interest-bearing deposits and can also affect the value of the Company’s on-balance sheet and off-balance sheet financial instruments.
The Company is routinely subject to examinations from various governmental taxing authorities that may result in challenges to the Company’s tax return treatment.
The Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities' interpretations of tax laws and regulations differ from management’s assumptions or interpretations, the result and adjustments required could have a material effect on the Company’s results of operations. M&T cannot predict the nature or timing of future changes in monetary, tax and other policies or the effect that they may have on the Company’s business activities, financial condition and results of operations.
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
As most of the Company’s assets and liabilities are financial in nature, the Company’s performance is sensitive to the performance of the financial markets. Turmoil and volatility in U.S. and global financial markets can be a major contributory factor to overall weak economic conditions, leading to some of the risks discussed herein, including the impaired ability of borrowers and other counterparties to meet obligations to the Company. Financial market volatility may:
•Affect the value or liquidity of the Company’s on-balance sheet and off-balance sheet financial instruments.
•Affect the value of capitalized servicing assets.
•Affect M&T’s ability to access capital markets to raise funds. Inability to access capital markets if needed, at cost effective rates, could adversely affect the Company’s liquidity and results of operations.
•Affect the value of the assets that the Company manages or otherwise administers or services for others. Although the Company is not directly impacted by changes in the value of such assets, decreases in the value of those assets would affect related fee income and could result in decreased demand for the Company’s services.
•Impact the nature, profitability or risk profile of the financial transactions in which the Company engages.
Volatility in the markets for real estate and other assets commonly securing financial products has been and may continue to be a significant contributor to overall volatility in financial markets. In addition, unfavorable or uncertain economic and market conditions can be caused by supply chain disruptions, the imposition of tariffs or other limitations on international trade, travel and immigration, as well as elevated inflation, which can result in market volatility, negatively impact client activity, and adversely affect the Company’s financial condition and results of operations.
The Company’s regional concentrations expose it to adverse economic conditions in its primary retail banking office footprint.
The Company’s core banking business is largely concentrated within the Company’s retail banking office network footprint, located principally in the Northeast and Mid-Atlantic regions. Therefore, the Company is, or in the future may be, particularly vulnerable to adverse changes in economic conditions in the Northeast and Mid-Atlantic regions, as well as events particularly affecting those regions. The credit quality of the Company’s borrowers may deteriorate for reasons that are outside the Company’s control, including prevailing economic and market conditions and asset valuations. The trends and risks affecting borrower credit quality, particularly in the Northeast and Mid-Atlantic regions, have caused, and in the future may cause, the Company to experience impairment charges, which are reductions in the recoverable value of an asset, and higher costs (e.g. servicing, foreclosure, property maintenance), each of which could have a material adverse effect on the Company’s business, financial condition and results of operations.
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
The Company is subject to extensive federal and state regulation and supervision. Banking regulations are primarily intended to protect consumers, depositors and the financial system as a whole, not securities holders, including the holders of common stock. These regulations and supervisory guidance affect the Company’s sale and lending practices, capital structure, capital distributions and dividend policy, investment practices, growth and expansionary activity, among other things. Failure to comply with laws, regulations or policies, or to meet supervisory expectations, could result in civil or criminal penalties, including monetary penalties, the loss of FDIC insurance, the revocation of a banking charter, other sanctions by regulatory agencies, such as restrictions on growth, and/or reputational damage, which could have a material adverse effect on the Company’s business, financial condition and results of operations. Following the failures of certain banks in 2023, banking regulators proposed changes, or indicated the potential for changes, regarding the regulation and supervision of banking organizations, in particular those, such as M&T, with $100 billion or more in assets. States and state regulatory authorities may also revise their regulatory and supervisory frameworks, or increase investigative and enforcement activity, in response to changes in regulation, supervision and enforcement by federal regulators. The introduction of new or more stringent regulatory requirements, as well as further heightening of supervisory expectations, could require the Company to maintain additional capital or liquidity or incur significant expenses.
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
Any new regulatory requirements, changes to existing requirements, or changes to interpretations of requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, such activity could affect the behaviors of third parties with which the Company deals in the ordinary course of business, such as rating agencies, insurance companies and investors. Litigation challenging actions or regulations by Federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting the Company’s operations. For example, there is litigation pending to challenge the Federal Reserve’s regulation on permissible interchange fees on the ground that the regulations allow higher interchange fees than permitted by statute, which, if successful, could significantly and adversely affect the fees banks can charge on debit card transactions. Heightened regulatory scrutiny, requirements or expectations could have significant effects on the Company, including through restrictions on growth or required remediation activities and associated resource requirements, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.
For more information on the regulations to which the Company is subject and recent initiatives to reform financial institution regulation, see Part I, Item 1, "Business."
The Company may be subject to more stringent capital and liquidity requirements and new requirements relating to long-term debt.
BHCs, including M&T, are subject to capital and liquidity requirements and standards imposed as a result of the Dodd-Frank Act (as amended by EGRRCPA) and the U.S. Basel III-based capital rules. For additional information, see "Capital Requirements" under Part I, Item 1, "Business."
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
See "Capital Requirements" and "Resolution Planning and Resolution-Related Requirements" under Part I, Item 1, "Business" for information regarding the federal banking regulators’ July 2023 proposal implementing the revisions to the Basel capital framework and August 2023 long-term debt proposal. The long-term debt proposal, if adopted, would require M&T to maintain more long-term debt than it does currently, which would likely adversely affect interest expense, net interest income and net interest margin.
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
Under the Tailoring Rules, for BHCs designated as Category IV institutions, including M&T, the Federal Reserve conducts biennial supervisory stress tests required under the Dodd-Frank Act whereby the BHC’s financial position is tested under assumed severely adverse economic conditions. The results of those stress tests are incorporated in the determination of M&T’s SCB. As a general matter, if M&T is unable to maintain capital in excess of regulatory minimum levels inclusive of its SCB, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock. In June 2024, the Federal Reserve released the results of its most recent supervisory stress tests, and based on those results, on October 1, 2024, M&T’s SCB of 3.8% became effective. The results of future supervisory stress tests and the impact of proposed revisions to capital and long-term debt requirements upon the stress testing framework are uncertain, and a more severe outcome may result in a higher SCB and an increase in M&T’s effective capital requirements. An increased SCB may restrict M&T’s ability to return capital to shareholders, including through paying dividends, entering into acquisitions or repurchasing its common stock, which in turn could negatively impact market and investor perceptions of M&T.
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

Factors that influence the Company’s credit loss experience include: (i) overall economic conditions affecting businesses and consumers, generally; (ii) the impact of commercial and residential real estate values on loans to real estate builders and developers and other loans secured by such real estate; (iii) the concentration of commercial real estate loans in the Company’s loan portfolio, including construction loans, loans secured by office, retail, health services, hospitality and multifamily properties and loans secured by property in the New York City and certain other large metropolitan areas; (iv) the concentration of commercial and industrial loans to businesses in the Northeastern and Mid-Atlantic regions of the U.S.; (v) the repayment performance associated with first and second lien loans secured by residential real estate; and (vi) the size of the Company’s portfolio of loans to individual consumers, which historically have experienced higher net charge-offs as a percent of loans outstanding than loans to other types of borrowers. The Company’s credit risk and the performance of its lending portfolios may be affected by concentration in an industry, geography or asset type. As described further in this "Risk Factors" section, the Company’s credit risks may be increased by the impacts of elevated inflation, poor or recessionary economic conditions and financial market volatility.
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
The Company maintains an allowance for credit losses which represents, in management’s judgment, the amount of losses expected in the loan and lease portfolio. The allowance is determined by management’s evaluation of the loan and lease portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management believes that the allowance for credit losses as of December 31, 2024 appropriately reflects expected credit losses in the loan and lease portfolio. However, there is no assurance that the allowance is sufficient to cover all credit losses that may occur.
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
The Company must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory requirements and supervisory expectations. The Company relies on core customer deposits to be a reasonable cost and stable source of funding for the loans it makes and the operations of its business. Core customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided the Company with a sizeable source of relatively stable and low-cost funds. In addition to customer deposits, sources of liquidity include brokered deposits and borrowings from securities dealers, the FHLB of New York and the FRB of New York, as well as the debt and equity capital markets.
The Company’s liquidity and ability to fund and operate the business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms. Negative news about the Company or the financial services industry generally may reduce market or customer confidence in the Company, which could in turn materially adversely affect the Company’s liquidity and funding. Such reputational damage may result in the loss of customer deposits, the inability to sell or securitize loans or other assets, and downgrades in one or more of the Company’s credit ratings, and may also negatively affect the Company’s ability to access the capital markets. A downgrade in the Company’s credit ratings, which could result from general industry-wide or regulatory factors not solely related to the Company, could adversely affect the Company’s ability to borrow funds, including by raising the cost of borrowings substantially, and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect M&T’s ability to raise capital at a reasonable cost. Many of the above conditions and factors may be caused by events over which M&T has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.
Regulatory changes relating to liquidity and risk management may also negatively impact the Company’s results of operations and competitive position. Various regulations have been adopted to impose more stringent liquidity requirements for large financial institutions, including the Company. These regulations address, among other matters, liquidity stress testing and minimum liquidity requirements. The application of certain of these regulations to banking organizations, such as the Company, have been modified, including in connection with the implementation of the Tailoring Rules in the EGRRCPA. Following the failures of certain large banks in 2023, the banking regulators have indicated they may revise the liquidity requirements applicable to large financial institutions.
If the Company is unable to continue to fund assets through customer bank deposits or access funding sources on reasonable terms or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected. The Company may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.

If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
The total amount that the Company pays for funding costs is dependent, in part, on the Company’s ability to maintain or grow its deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits and competition for those deposits remains robust. If competitors are slow to reduce rates they pay on deposits, the Company’s funding costs could be adversely impacted, either because the Company could be forced to hold rates higher to avoid losing deposits or because the Company loses deposits and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest-bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.
The Company could be subject to sudden withdrawals of deposits, including because of negative media coverage, which may be spread through social media, regarding the financial services industry generally, a subset of financial institutions or M&T specifically. Online and mobile banking have made it easier for customers to withdraw their deposits or transfer funds to other accounts with short notice. This may make retaining deposits during periods of stress more difficult. In addition, depositors of certain types of deposits, such as uninsured or uncollateralized deposits, may be more likely to withdraw their deposits and do so more quickly. Any such withdrawals could result in higher funding costs to the Company as it loses a lower cost source of funding, and significant unanticipated withdrawals could materially and adversely affect the Company’s liquidity, financial condition and results of operations.
M&T relies on dividends from its subsidiaries for its liquidity.
M&T is a separate and distinct legal entity from its subsidiaries. M&T has typically received a substantial amount of its revenue from subsidiary dividends. These subsidiary dividends have been M&T’s principal source of funds to pay dividends on M&T common and preferred stock, pay interest and principal on its debt, and fund purchases of its common stock. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain non-bank subsidiaries may pay. Regulatory scrutiny of capital and liquidity levels at BHCs and IDI subsidiaries has increased in recent years and has resulted in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks, such as parent BHCs. See Part I, Item 1, "Business," "Supervision and Regulation of the Company" and "Distributions" for discussions of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt, and ability to fund purchases of its common stock.

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
Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving expected benefits from acquisitions.
M&T has expanded its business through acquisitions in the past and may do so in the future. The Company’s ability to complete acquisitions is in many instances subject to regulatory approval, and the Company cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted. In recent years, federal authorities, including the bank regulators and the DOJ, have increased their scrutiny of bank mergers and acquisitions, and there is continued uncertainty with regard to how the federal authorities will evaluate bank mergers and acquisitions, including from an antitrust perspective. Any requisite approval could be delayed or not obtained at all, including due to, among other factors, an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approval, including factors not known at the time of entering into the definitive agreement for the acquisition or submission of the related application for regulatory approval, and factors that may arise subsequently; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment more generally. Anticipated challenges in obtaining any requisite regulatory approval, or uncertainty as to the prospects for obtaining approvals, could also prevent the Company from pursuing a potential acquisition it may otherwise view as attractive.
In addition, inherent uncertainties exist when integrating the operations of an acquired entity. Acquiring other entities involves potential risks that could have a material adverse impact on the Company’s business, financial condition and results of operations, including:
•Inability to fully achieve the Company’s strategic objectives and planned operating efficiencies in an acquisition.
•Issues arising during transition and integration.
•Disruption of the Company’s business and diversion of management’s time and attention.
•Exposure to unknown or contingent liabilities of acquired institutions.
•Loss of key employees and customers of acquired institutions.
•Dilution in the ownership percentage of holders of M&T common stock.
•Payment of a premium over book and market values that may dilute the Company’s tangible book value and earnings per common share in the short and long-term.
•Inability to realize the expected benefits of the acquisition due to lower financial results pertaining to the acquired entity. For example, the Company could experience higher credit losses, incur higher operating expenses or realize less revenue than originally anticipated related to an acquired entity.
•Changes in banking or tax laws or regulations that could impair or eliminate the expected benefits of merger and acquisition activities.
•Reputational risks.
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
Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error or misconduct, inadequate or failed internal processes and systems, and external events, including the risk of loss resulting from fraud by employees or persons outside the Company, and breaches in data security. Operational risk also encompasses reputational risk and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to the above referenced operational risks through outsourcing arrangements, as such outsourced vendors are exposed to operational risks themselves, as well as the effects that changes in circumstances or capabilities of its outsourced vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. Although the Company seeks to mitigate operational risk through a system of internal controls that are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation, regulatory scrutiny or foregone business opportunities.
The Company’s information systems may experience interruptions or breaches in security, including due to events beyond the Company’s control.
The Company relies heavily on communications and information systems, including those of third-party service providers, to conduct its business. Any failure, interruption or breach in security of these systems could result in disruptions to its accounting, deposit, loan and other systems, and adversely affect the Company’s customer relationships. Disruption of operating systems caused by events beyond the Company’s control may include computer viruses, electrical or telecommunications outages, quality of vulnerability patches, coding errors, cyber attacks (including Distributed Denial of Service attacks, which occur when legitimate users are unable to access information systems, devices, or other network resources due to the actions of a malicious cyber threat actor), damage to property or physical assets, or events arising from political protests or terrorist acts. Like other U.S. financial services companies, the Company is constantly the target of cyber attacks and other attempts to disrupt its operations. While the Company has policies and procedures designed to prevent or limit the effect of these possible events, there can be no assurance that any failure, disruption, interruption or security breach will not occur or, if any does occur, that it can be sufficiently or timely remediated.
Information security risks for large financial institutions such as M&T have increased significantly in recent years in part because of the proliferation of new technologies, such as AI and digital and mobile banking to conduct financial transactions, the increased connectivity of third parties (including contractors) and electronic devices to our systems, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties.

There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions. There have been numerous instances involving financial services and consumer-based companies reporting unauthorized access to and disclosure of client or customer information or the destruction or theft of corporate data, including by executive impersonation and third party vendors, or the freezing of operating systems and databases making them inaccessible or unusable. There have also been several highly publicized cases where hackers have requested "ransom" payments in exchange for not disclosing customer information or for restoring access to, or the usage of, operating systems and databases. Ransomware is a form of malicious software, known as "malware," designed to block access to, and often encrypt, computer systems or data. Once the victim’s computer system or data is locked down and encrypted, rendering it essentially useless, the malicious cyber actor then extorts the victim by demanding a ransom payment in exchange for providing a method to decrypt it. The attacker may also copy the victim’s data in the course of the attack and threaten to sell or publish the data if the ransom is not paid. Ransomware attacks can result in a loss of business functionality and of sensitive data.
As cyber threats continue to evolve, the Company expects to continue to expend significant additional resources to modify or enhance its layers of defense or to investigate and remediate any information security vulnerabilities especially in light of heightened regulatory expectations around information security. The techniques used by cyber criminals change frequently, may not be recognized until launched and can be initiated by a variety of actors, including terrorist organizations and hostile foreign governments. These techniques may include attempts to fraudulently induce employees, customers or others to disclose sensitive information in order to gain access to data or systems. These risks may increase as the use of mobile payment and other Internet-based applications expands.
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
Security breaches affecting the Company’s customers, or systems breakdowns, failures, security breaches or employee misconduct affecting such other third parties, may require the Company to take steps to protect the integrity of its own systems or to safeguard confidential information of the Company or its customers, thereby increasing the Company’s operational costs and adversely affecting its business. Additionally, successful cyber attacks at other large financial institutions, whether or not the Company is impacted, could lead to a general loss of customer confidence in financial institutions that could negatively affect M&T, including harming the market perception of the effectiveness of the Company’s security measures or the financial system in general which could result in reduced use of the Company’s financial products. Though the Company has insurance against some cyber risks and attacks, it may not be sufficient to offset the impact of a material loss event.

The Company, as well as third parties with which the Company does business, has expanded the use of cloud service providers, which could experience system breakdowns or failures, outages, downtime, cyber attacks, negative changes to financial condition, bankruptcy, or other adverse conditions, which could have a material adverse effect on the Company’s business and reputation. For example, in recent years, there have been a number of widely publicized cases of outages in connection with access to cloud service providers. Thus, increasing the amount of infrastructure that the Company or its vendors and service providers outsource to the cloud or to other parties may increase M&T’s risk exposure. The failure to properly upgrade or maintain the computer systems could result in greater susceptibility to attacks, particularly in light of the greater frequency and severity of attacks in recent years, as well as the growing prevalence of supply-chain attacks affecting software and information technology service providers. Failures related to upgrades and maintenance also increase risks related to unauthorized access and misuse, as well as the Company’s ability to achieve its business continuity and resiliency objectives.
The Company could incur higher costs, experience lower revenue, and suffer reputational damage in the event of the theft, loss or misuse of information, including due to a cyber attack.
Like other financial services firms, the systems, networks and devices of the Company, its customers, employees, service providers or other third parties with whom the Company interacts continue to be the subject of attempted unauthorized access, denial-of-service attacks, computer viruses, hacking, malware, ransomware, phishing or other forms of social engineering, and cyber attacks designed to obtain confidential information, destroy data, disrupt or degrade service, eliminate access or cause other damage. These threats may arise from human error, fraud on the part of employees, insiders or third parties or may result from accidental technology failure or vulnerabilities of suppliers through supply-chain attacks. Further, cybersecurity and information security risks for financial institutions have generally increased because of, among other things, the growth of new technologies (including AI), the use of the Internet and telecommunications technologies (including computers, smartphones, and other mobile devices outside the Company’s systems) by customers to conduct financial transactions, and the increased sophistication and activities of organized crime, fraudsters, hackers, terrorists, activists, instrumentalities of foreign governments and other external parties.
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
A disruption or breach, including as a result of a cyber attack, or media reports of perceived security vulnerabilities at the Company or at third-party service providers could result in significant legal and financial exposure, regulatory intervention, remediation costs, damage to reputation or loss of confidence in the security of systems, products and services that could adversely affect the Company’s business. Like other U.S. financial services providers, the Company continues to be targeted with evolving and adaptive cyber threats from sophisticated third parties. Although the Company is not aware of any material losses relating to cybersecurity incidents, there can be no assurance that unauthorized access or cybersecurity incidents will not become known or occur or that the Company will not suffer such losses in the future.

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
Third parties provide key components of the Company’s business infrastructure such as banking services, processing, and Internet connections and network access. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect the Company’s ability to deliver products and services to clients and otherwise to conduct business. Technological or financial difficulties of a third-party service provider could adversely affect the Company’s business to the extent those difficulties result in the interruption or discontinuation of services provided by that party. These risks may be heightened to the extent the Company relies on a limited or concentrated number of third-party service providers. The Company may not be insured against all types of losses as a result of third-party failures and insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions. Failures in the Company’s business infrastructure could interrupt the operations or increase the costs of doing business.
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
The development and use of AI, including by third parties, presents risks and challenges that may adversely impact M&T.
The Company or its third-party vendors, clients or counterparties may develop or incorporate AI technology in certain business processes, services or products. The development and use of AI presents a number of risks and challenges to M&T’s business. The legal and regulatory environment relating to AI is uncertain and rapidly evolving, and includes regulation targeted specifically at AI as well as provisions in intellectual property, privacy, consumer protection, employment and other laws applicable to the use of AI. These evolving laws and regulations could require changes in the

Company’s or third parties’ implementation of AI technology and increase the Company’s compliance costs and risk of non-compliance.
AI models, including generative AI models may produce output or influence the Company or its third-party service providers to take actions that are incorrect, that result in the release of private, confidential or proprietary information, that reflect biases included in the data on which they are trained, that infringe on the intellectual property rights of others, or that are otherwise harmful. In addition, the complexity of certain AI models makes it challenging to understand why they are generating particular outputs. This limited transparency increases the challenges associated with assessing the proper operation of AI models, understanding and monitoring the capabilities of the AI models, reducing erroneous output, eliminating bias and complying with regulations that require documentation or explanation of the basis on which decisions are made. Further, the Company may rely on AI models developed by third parties, and, to that extent, would be dependent in part on the manner in which those third parties develop and train their models, including risks arising from the inclusion of any unauthorized material in the training data for their models, and the effectiveness of the steps these third parties have taken to limit the risks associated with the output of their models, matters over which the Company may have limited visibility. Any of these risks could expose M&T to liability or adverse legal or regulatory consequences and harm its reputation and the public perception of its business or the effectiveness of its security measures.
In addition to the Company’s use of AI technologies, the Company is exposed to risks arising from the use of AI technologies by bad actors to commit fraud and misappropriate funds and to facilitate cyber attacks. Use of AI technologies by bad actors can contribute to the evolution of new and more effective techniques, which can hinder the Company’s efforts to prevent, detect and remediate such harmful activities. AI, if used to perpetrate fraud or launch cyber attacks, could result in losses, liquidity outflows or other adverse effects at a particular exchange or financial institution, including the Company.
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
The accounting standard setters, including the FASB, the SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of the Company’s consolidated financial statements. These changes can be difficult to predict and can materially impact how the Company records and reports its financial condition and results of operations. In some cases, the Company could be required to apply a new or revised standard retroactively, which would result in the restating of the Company’s prior period financial statements. Information about recently adopted and not as yet adopted accounting standards is included in note 1 of Notes to Financial Statements included in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.
The Company’s reported financial condition and results of operations depend on management’s selection of accounting methods and require management to make estimates about matters that are uncertain.
Accounting policies and processes are fundamental to the Company’s reported financial condition and results of operations. Some of these policies require use of estimates and assumptions that may affect the reported amounts of assets or liabilities and financial results. Several of M&T’s accounting policies are critical because they require management to make difficult, subjective and complex judgments about matters that are inherently uncertain and because it is likely that materially different amounts would be reported under different conditions or using different assumptions. Pursuant to GAAP, management is required to make certain assumptions, apply estimates and make accounting policy elections in preparing the Company’s financial statements. If assumptions or estimates underlying the Company’s financial statements are incorrect, the Company may experience material losses.
Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability, or recognizing or reducing a liability. M&T has established detailed policies and control procedures that are intended to ensure these critical accounting estimates and judgments are well controlled and applied consistently. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding judgments and the estimates pertaining to these matters, M&T could be required to adjust accounting policies or restate prior period financial statements if those judgments and estimates prove to be incorrect. For additional information, see "Critical Accounting Estimates" in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations" and note 1 of Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplemental Data" of this Form 10-K.

The Company’s models used for business planning purposes could perform poorly or provide inadequate information.
The Company uses quantitative models to assist in measuring risks and estimating or predicting certain financial values, among other uses. The Company uses models throughout many of its business lines, relying on them, along with its judgement, for many decision making processes. Examples of areas where the Company uses models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and evaluating liquidity risks. The Company also uses models to estimate the value of financial instruments and balance sheet items. Models generally evaluate the performance of various factors under anticipated future conditions, relying on historical data to help build the model and in part on assumptions as to the future, often with respect to macroeconomic conditions, in order to generate the output. The models used may not accurately account for all variables and may fail to predict outcomes accurately and/or may overstate or understate certain effects. Poorly designed, implemented, or managed models or misused models, including in the choice of relevant historical data or future-looking assumptions, present the risk that the Company’s business decisions that consider information based on such models will be adversely affected due to inadequate or inaccurate information, which may damage the Company’s reputation and adversely affect its reported financial condition and results of operations. Even if the underlying assumptions used in the Company’s models are adequate, the models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design. As a result, the Company’s models may not fully capture or express the risks the Company faces, may suggest that the Company has sufficient reserves, capital or liquidity when it may not, or may lead the Company to misjudge the business and economic environment in which it operates. If the models fail to produce reliable results on an ongoing basis, the Company may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that the Company employs to manage and govern the risks associated with its use of models may not be effective or fully reliable, and as a result, the Company may realize losses or other lapses. Finally, information the Company provides to the public or to its regulators based on poorly designed, implemented, or managed models or misused models could be inaccurate or misleading. Some of the decisions that the Company’s regulators make, including those related to capital distributions to M&T’s stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.
The Company is exposed to reputational risk which could negatively impact investor and customer confidence.
A negative public opinion of the Company and its business can result from any number of activities, including the Company’s lending practices, corporate governance and regulatory compliance, acquisitions and actions taken by regulators or by community organizations in response to these activities. Significant harm to the Company’s reputation could also arise as a result of regulatory or governmental actions, litigation, employee misconduct or the activities of customers, developments and the actions of other participants in the financial services industry, including failures of other financial institutions, or activities of the Company’s contractual counterparties, such as service providers and vendors. A service disruption of the Company’s technology platforms, or to those of the Company's service providers or vendors, or an impact to the Company’s branches could have a negative impact on a customer’s access to banking services and harm the Company’s reputation with customers. In particular, a cybersecurity event impacting the Company’s or its customers’ data could have a negative impact on the Company’s reputation and customer confidence in the Company and its cybersecurity. Damage to the Company’s reputation could also adversely affect its credit ratings and access to the capital markets.
Moreover, there has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches regarding diversity, equity and inclusion matters and environmental, social and governance matters. Due to divergent stakeholder views on these matters, the Company is at increased risk that any action, or lack thereof, by the Company concerning these matters will be perceived negatively by at least some stakeholders, which could adversely affect the Company’s reputation.
Additionally, whereas negative public opinion once was primarily driven by adverse news coverage in traditional media, the increased use of social media platforms facilitates the rapid dissemination of information or misinformation, which magnifies the potential harm to the Company’s reputation.
The Company’s framework for managing risks may not be effective.
The Company’s Risk Framework is made up of various processes and strategies to manage its risk exposure. The framework to manage risk, including the framework’s underlying assumptions, may not be effective under all conditions and circumstances. If the Risk Framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.
The Company has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, interest rate risk, compliance risk, strategic risk, reputational risk, and operational risk related to its employees, systems and vendors, among others. There are inherent limitations to the Company’s risk management strategies as there may exist, or may develop in the future, risks that it has not appropriately anticipated or identified. In addition, the Company relies on both qualitative and quantitative factors, including models, to monitor, measure and analyze certain risks and to estimate certain financial values, which are subject to error. The Company must also develop and maintain a culture of risk management among its employees, as well as manage risks associated with third parties, and could fail to do so effectively. If the Company’s Risk Framework proves ineffective, the Company could incur litigation and negative regulatory consequences, and suffer unexpected losses that could affect its financial condition or results of operations.
Pandemics, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.
Pandemics, such as the COVID-19 pandemic; acts of war; military conflicts, including current conflicts in eastern Europe and in the Middle East; or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company.
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
The escalation or continuation of conflicts in eastern Europe and the Middle East and other such hostilities, could result in, among other things, further increased risk of cyber attacks, supply chain disruptions, higher inflation, lower consumer demand and increased volatility in commodity, currency and other financial markets.
To the extent that pandemics, acts of war or conflict, terrorism and other detrimental external events adversely affect the Company’s business, financial condition, liquidity, capital or results of operations, such factors may also have the effect of heightening many of the other risks described in this "Risk Factors" section.
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
Further, climate risk may manifest from efforts to transition to a low-carbon economy. Transition risks may arise from changes in consumer and business preferences, legislation, regulation, policy, and technological advancement associated with the changes necessary to limit climate change. Such risks may result in increased expenses or otherwise adversely impact the Company and its customers, including the ability of customers to repay outstanding loans. The Company could experience increased expenses resulting from climate-related strategic planning and market changes, as well as litigation and reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced investor and stakeholder confidence due to the Company’s actual or perceived action, or inaction, regarding climate change. For example, due to divergent stakeholder views regarding climate change, the Company’s reputation may be damaged, its financial condition could suffer, and its ability to attract and retain employees may be harmed as a result of any perceived ineffective identification, monitoring or management of risks relating to providing financial services to certain industries or projects that are sensitive to a transition to a lower carbon economy, as well as any decisions the Company makes to continue to conduct or change its activities in response to considerations relating to climate change including achieving climate-related goals and targets.
In addition, laws, regulations, and the expectations of federal and state banking regulators, investors and other stakeholders regarding appropriate climate risk management, practices and disclosures are continuously evolving and may require financial institutions including the Company, to adhere to new or heightened requirements and expectations regarding the disclosure and management of their climate risks and related lending, investment, operations and advisory activities. For example, the Federal Reserve, the FDIC, and the OCC jointly issued interagency guidance for large financial institutions on principles for climate-related financial risk management in October 2023, the NYSDFS issued guidance for New York State-regulated banking and mortgage institutions relating to the management of material financial risks from climate change in December 2023, and the SEC finalized climate-related disclosure rules in March 2024, although the SEC disclosure rules are currently stayed pending judicial review. In addition, a number of states in which the Company operates have enacted or proposed statutes and regulations addressing climate change and sustainability issues while certain other states have enacted, or have proposed to enact, statutes, regulations or policies that are in opposition to those objectives. Any such new or heightened requirements may result in higher regulatory, compliance, and other expenses, and may subject the Company to different and potentially conflicting requirements in the various jurisdictions in which it operates.
Discussions of the specific risks outlined herein and other risks facing the Company are included in this Form 10-K in Part I, Item 1, "Business," and Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations." Furthermore, in Part II, Item 7 under the heading "Forward-Looking Statements" is a description of certain risks, uncertainties and assumptions identified by management that are difficult to predict and that could materially affect the Company’s financial condition and results of operations, as well as the value of the Company’s financial instruments in general, and M&T common stock, in particular.
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
Item 1B.     Unresolved Staff Comments.
None.
Item 1C.     Cybersecurity.
The Company has established polices, processes, controls and systems designed to identify, assess, measure, manage, monitor and report risks related to cybersecurity and help prevent or limit the impacts of potential cyber threats and attacks. As cyber threats continue to evolve, the Company expects to continue to expend significant resources to adapt to changes in the threat environment and enhance its measures to detect and prevent cyber attacks or to investigate and remediate known information security vulnerabilities and incidents. The risks faced by the Company from cyber threats that could materially affect the Company, including its business strategy, results of operations or financial condition, are discussed in Part I, Item 1A, "Risk Factors" within this Form 10-K.
Cybersecurity is integrated into the Company’s Risk Framework through which the Company identifies, assesses, monitors, controls, communicates and escalates risks. The Risk Framework, which is reviewed and approved by the Risk Committee of the Board of Directors at least annually, represents the Company’s overall risk management approach, including the policies, processes, controls and systems, through which the Company seeks to manage risk, including cybersecurity risk. It aims to provide a common foundation for all employees and officers as well as directors to help understand and communicate the types of risks that the Company faces in pursuit of its business objectives. The Risk Framework includes oversight by management through a multi-tiered committee structure responsible for overseeing proactive risk identification, developing an aggregated view of risks, and providing a consistent governance methodology across the Company. All such committees, including a management committee which has primary authority for oversight of cybersecurity, report up to the Management Risk Committee, which is chaired by the Chief Risk Officer, and serves as the executive level committee responsible for the implementation and oversight of the Risk Framework. The Risk Framework is designed to ensure the Board of Directors and its Risk Committee, which is the primary Board committee that oversees cybersecurity, are provided the information necessary to be effective in its risk management oversight responsibilities.
The Risk Committee of the Board of Directors, including a subcommittee of the Risk Committee, provides oversight of cybersecurity risks and receives regular reports on cybersecurity from the CISO. The CISO is responsible for the design and execution of the Company's Information Security Program, which is supported by the governance structure defined within the Risk Framework. The CISO reports as necessary to executive management, the Risk Committee of the Board and the Board of Directors on cyber and information security issues and the effectiveness of the Company’s cyber and Information Security Program. The Risk Committee of the Board and the Board of Directors receive the results of the Company’s annual cybersecurity risk assessment. Aligned with leading industry standards, including the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework, the Information Security Program is built upon a foundation of policies, standards and procedures, which leverage the National Institute of Standards and Technology standards and regulatory requirements, to help safeguard customer information and reduce the risk of cyber incidents and breaches. The Information Security Program features layered controls of network and endpoint intrusion detection and prevention, enterprise malware protection, threat-monitoring and a Security Operations Center that provides full-time support and additional operational measures to monitor and respond to data breaches and cyber attacks.
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
The Company has also established processes to oversee and identify cybersecurity risks from third-party service providers. Third-party service providers (including suppliers and business partners) are required to have security policies, standards and procedures that meet or exceed the information security guidelines as specified in the Information Security Program. The Company has an established third-party due diligence program designed to ensure vendors meet the Company's expectations as agreed to in their contract. Roles, responsibilities and expectations for service providers and other third parties are communicated and documented through contracts (and other associated agreements) and monitored through oversight as part of the Company’s Third-Party Risk Management Program.
The Company’s Cybersecurity Leadership Team includes the CISO who is responsible for overseeing and reporting on the development and implementation of the Company's Information Security Program. The CISO has over twenty years of experience in information security for large financial institutions and has served as chairman for the Bank Policy Institute's Technology Policy Division Information Security Committee and as a board member of Financial Services Information Sharing and Analysis Center. The CISO currently serves on the Advisory Council for New York University's Graduate School of Engineering, as well as the Advisory Board for University of North Carolina - Charlotte College of Computing and Informatics. The CISO reports to the Company’s Chief Information Officer, Mr. Michael A. Wisler, who is an Executive Officer of M&T and has two decades of experience in the financial and technology industries. Prior to joining the Company in

2018, Mr. Wisler served as Chief Technology Officer of North American Credit Cards and Chief Information Officer of Europe at Capital One Financial Corporation. Mr. Wisler holds a Masters of Science in Management of Information Technology from the University of Virginia. In addition, the Cybersecurity Leadership Team includes management with expertise in vulnerability management, digital forensics, threat intelligence, software development, cybersecurity operations, and project management. Many individuals on the Cybersecurity Leadership Team hold cybersecurity-relevant certifications.
The Company’s Information Security Awareness Program, a component of the Information Security Program, is designed to ensure that all employees and contingent workers are aware of relevant cyber-related policies, principles, standards and practices, as well as new and current regulatory requirements related to safeguarding customer and corporate information assets. Cybersecurity awareness initiatives and resources are regularly provided to employees and contingent workers, including through mandatory annual cybersecurity awareness training, ongoing simulated phishing email exercises and communications from the Company's Cybersecurity Division on the Company's internal communication channels.
Item 2.        Properties.
M&T and M&T Bank each maintain their executive offices at One M&T Plaza in Buffalo, New York 14203. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned by M&T Bank. M&T, M&T Bank and their subsidiaries occupy 100% of the building. The Company owns other properties that exceed 100,000 rentable square feet of space located in the Buffalo, New York area, Wilmington and Millsboro, Delaware, Bridgeport, Connecticut, and Harrisburg, Pennsylvania. M&T's subsidiary banks serviced customers through 955 domestic banking office locations primarily concentrated in the Northeastern and Mid-Atlantic regions of the U.S, of which 360 are owned and 595 are leased at December 31, 2024. The Company also leases office space and other facilities to support its business operations.
The cost and accumulated depreciation and amortization of the Company’s premises and equipment and information regarding the Company’s lease arrangements is detailed in note 5 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
Item 3.        Legal Proceedings.
Refer to note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” regarding legal proceedings, which is incorporated herein by reference.
Item 4.            Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
Information concerning M&T’s executive officers is presented below. The year the officer was first appointed to the indicated position with M&T or certain of its subsidiaries is shown parenthetically.

Executive Officer and Position	Age	Business Experience	Year of Employment
René F. Jones Chief Executive Officer, Chairman of the Board of M&T and M&T Bank	60	Chief Executive Officer, Chairman of the Board and a Director of M&T and M&T Bank (2017). Previously, Mr. Jones was a Senior Executive Vice President of M&T and a Vice Chairman of M&T Bank with responsibility for the Company's Wealth and Institutional Services Division, Treasury Division and Mortgage and Consumer Lending Divisions. Mr. Jones had also served as Chief Financial Officer of M&T, M&T Bank and Wilmington Trust, N.A.	1992
Kevin J. Pearson Vice Chairman of M&T, Vice Chairman and a Director of M&T Bank	63	Vice Chairman (2020) of M&T and Vice Chairman (2014) and a Director (2018) of M&T Bank and Chief Executive Officer, Chairman of the Board (2024) and a Director (2014) of Wilmington Trust, N.A. Mr. Pearson has oversight of the Institutional Services and Wealth Management Division. Previously, Mr. Pearson served as a Director of M&T as well as a Senior Executive Vice President of M&T and M&T Bank and oversaw the Commercial Banking Division.	1989
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer of M&T and M&T Bank	63	Senior Executive Vice President and Chief Financial Officer (2023) of M&T, M&T Bank and Wilmington Trust, N.A. Prior to joining M&T, Mr. Bible was the Chief Financial Officer of Truist Financial Corporation and its predecessor, Branch Banking and Trust Company, from 2009 to 2022.	2023
Peter G. D’Arcy Senior Executive Vice President of M&T and M&T Bank, head of Commercial Banking	51	Senior Executive Vice President (2022) of M&T and M&T Bank and head of the Commercial Banking Division. Mr. D'Arcy is a Director and Chairman (2022) of M&T Realty Capital. Previously, Mr. D’Arcy served as an Area Executive, was Co-Chair of M&T Bank’s Senior Loan Committee, and supervised M&T Bank’s Commercial Real Estate, Capital Markets and Corporate and Institutional Banking Divisions.	1995
Christopher E. Kay Senior Executive Vice President of M&T and M&T Bank, head of Enterprise Platforms	59	Senior Executive Vice President (2018) of M&T and M&T Bank and head of the Retail Banking Division (2024). Prior to joining M&T in 2018, Mr. Kay served as Chief Innovation Officer at Humana from 2014 to 2018.	2018
Laura P. O’Hara Senior Executive Vice President and Chief Legal Officer of M&T and M&T Bank	65	Senior Executive Vice President (2020) and Chief Legal Officer (2017) of M&T and M&T Bank. Ms. O’Hara is a Senior Executive Vice President (2020) and Chief Legal Officer (2018) of Wilmington Trust, N.A. Prior to joining M&T, Ms. O'Hara served as Executive Vice President and General Counsel of Santander Bank, N.A. from 2015 to 2017.	2017
Neeraj Singh Senior Executive Vice President and Chief Risk Officer of M&T and M&T Bank	54	Senior Executive Vice President (2024) and Chief Risk Officer (2025) of M&T, M&T Bank and Wilmington Trust, N.A. Prior to joining M&T, Mr. Singh was the Chief Risk Officer of USAA from 2021 to 2024, and Chief Risk Officer and Head of Global Consumer Modeling at Citigroup Inc. U.S. Consumer Bank from 2017 to 2021.	2024
Julianne Urban Senior Executive Vice President and Chief Auditor of M&T and M&T Bank	52	Senior Executive Vice President (2020) and Chief Auditor (2017) of M&T and M&T Bank. Ms. Urban is a Senior Executive Vice President (2020) and Chief Auditor (2018) of Wilmington Trust, N.A.	2002
Michael A. Wisler Senior Executive Vice President and Chief Information Officer of M&T and M&T Bank	49	Senior Executive Vice President (2022) of M&T and M&T Bank and Chief Information Officer (2018) of M&T and M&T Bank. Prior to joining M&T in 2018, Mr. Wisler held positions from 2009 to 2018, including Chief Technology Officer of North American Credit Cards and Chief Information Officer of Europe, at Capital One Financial Corporation.	2018
Tracy S. Woodrow Senior Executive Vice President and Chief Administrative Officer of M&T and M&T Bank.	51	Senior Executive Vice President (2020) and Chief Administrative Officer (2023) of M&T and M&T Bank responsible for oversight of the Human Resources, Banking Services and Corporate Services Divisions. Ms. Woodrow is a Senior Executive Vice President (2015) of Wilmington Trust, N.A. Ms. Woodrow previously served as Chief Human Resources Officer for M&T and M&T Bank and as the BSA/AML/OFAC Officer for M&T, M&T Bank and Wilmington Trust, N.A.	2013

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
M&T’s common stock is traded under the symbol MTB on the NYSE. Shareholders of M&T approximated 29,607 at December 31, 2024. Refer to the section entitled "Capital" and Table 48 within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Statement of Changes in Shareholders' Equity in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for frequency and amounts of dividends on common stock. For information regarding restrictions on the payment of dividends see Part I, Item 1, "Business" under the caption "Distributions" of this Form 10-K.
During the fourth quarter of 2024, M&T did not issue any shares of its common stock that were not registered under the Securities Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2024 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2019 Equity Incentive Compensation Plan, which has been previously approved by shareholders and the M&T Bank Corporation Deferred Bonus Plan, which did not require shareholder approval. The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. As of December 31, 2024, a total of 163,985 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $147.53 per common share.

	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	798,659	$157.92	3,168,796
Equity compensation plans not approved by security holders (a)	9,831	84.94	—
Total	808,490	$157.03	3,168,796
__________________________________________________________________________________
(a)The M&T Bank Corporation Deferred Bonus Plan was frozen effective January 1, 2010 and did not allow any additional deferrals after that date. Additional information about this plan is included in note 11 of Notes to Financial Statements in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Performance Graph
The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by S&P Dow Jones Indices, LLC, for the five-year period beginning on December 31, 2019 and ending on December 31, 2024. The KBW Nasdaq Bank Index is a modified market capitalization weighted index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

$250
$200
$150
$100
$50
$0
2019
2020
2021
2022
2023
2024
M&T Bank Corporation
KBW Nasdaq Bank Index
S&P 500 Index

Shareholder Value at Year End*

	2019	2020	2021	2022	2023	2024
M&T Bank Corporation	100	78	97	94	92	131
KBW Nasdaq Bank Index	100	90	124	98	97	133
S&P 500 Index	100	118	152	125	158	197
__________________________________________________________________________________
*Assumes a $100 investment on December 31, 2019 and reinvestment of all dividends.
In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading "Performance Graph" shall not be incorporated by reference into any future filing under the Securities Act, or the Exchange Act and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities
During the fourth quarter of 2024, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
(Dollars in millions, except per share)	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (c)
October 1 - October 31, 2024	270,260	$197.08	270,000	$947
November 1 - November 30, 2024	480,482	213.50	480,000	844
December 1 - December 31, 2024	207,988	213.04	207,988	800
Total	958,730	$208.77	957,988
__________________________________________________________________________________
(a)The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and/or shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price or shares received from employees upon the vesting of restricted stock awards in satisfaction of applicable tax withholding obligations, as is permitted under M&T’s stock-based compensation plans.
(b)Inclusive of share repurchase excise tax of 1%.
(c)On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. The authorization replaces and terminates, effective January 22, 2025, the prior $3.0 billion share repurchase program authorized by M&T's Board of Directors in July 2022. The number of shares that may yet be purchased noted in this table were reflective of the authorization of that now terminated plan.
Item 6.         Selected Financial Data [Reserved].

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Corporate Profile
M&T is a BHC headquartered in Buffalo, New York with consolidated assets of $208.1 billion at December 31, 2024. M&T’s wholly-owned bank subsidiaries are M&T Bank and Wilmington Trust, N.A. Those bank subsidiaries offer a wide range of retail and commercial banking, trust and wealth management, and institutional services to their customers.
M&T Bank, with total consolidated assets of $207.6 billion at December 31, 2024, is a New York-chartered commercial bank with 955 domestic banking offices primarily located in the Northeastern and Mid-Atlantic regions of the U.S., including the District of Columbia, and a full-service commercial banking office in Ontario, Canada. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets.
Wilmington Trust, N.A. is a national bank with total consolidated assets of $711 million at December 31, 2024. Wilmington Trust, N.A. and its subsidiaries offer various trust and wealth management services. Further information about the Company's business, its legal entity structure and its significant subsidiaries is included in Part I, Item 1, "Business" and Exhibit 21.1 of this Form 10-K.
On April 1, 2022, M&T completed the acquisition of People’s United. Through subsidiaries, People's United provided commercial banking, retail banking and wealth management services to individual, corporate and municipal customers through a network of branches located in Connecticut, southeastern New York, Massachusetts, Vermont, New Hampshire and Maine. Following the merger, People's United Bank, National Association, a national banking association and a wholly owned subsidiary of People's United, merged with and into M&T Bank with M&T Bank as the surviving entity. The People's United transaction was accounted for using the acquisition method of accounting and, accordingly, assets acquired, liabilities assumed, and consideration exchanged were recorded at estimated fair value on the acquisition date. M&T recorded assets acquired of $64.2 billion, including $35.8 billion of loans and leases and $11.6 billion of investment securities, and liabilities assumed totaling $55.5 billion, including $53.0 billion of deposits. The transaction added $8.4 billion to M&T's common shareholders' equity and $261 million to preferred equity. In connection with the acquisition the Company recorded $3.9 billion of goodwill and $261 million of core deposit and other intangible assets. The results of operations acquired from People's United have been included in the Company's financial results since April 1, 2022. Information regarding the Company's acquisition and divestitures is included in note 2 of Notes to Financial Statements.
Financial Overview
For a discussion of 2023 results as compared with 2022 results, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report on Form 10-K for the year ended December 31, 2023.
The results of the Company’s operations for the year ended December 31, 2024 as compared with the year ended December 31, 2023 reflect lower net interest income as higher deposit and borrowing costs outpaced increased yields received on earning assets. The FOMC had increased its federal funds target rate through multiple hikes totaling 5.25% from March 2022 through July 2023 in response to inflationary pressures, before lowering that rate a total of 1.00% from September 2024 through December 2024. The amount of commercial real estate loans designated as "criticized" at December 31, 2024 improved from a year earlier and contributed to a modest decline in provision for credit losses in 2024 as compared with 2023. In the second quarter of 2023, M&T completed the divestiture of its CIT business to a private equity firm. The sale of that business resulted in a pre-tax gain of $225 million ($157 million after-tax effect) in the 2023 results of operations. In the fourth quarter of 2023, the FDIC issued a final rule on special assessment pursuant to systemic risk determination resulting from the closures of certain failed banks earlier in that year. As a result, the Company recorded an expense of $197 million ($146 million after-tax effect) and $34 million ($26 million after-tax effect) for the special assessment in the 2023 and 2024 results of operations, respectively. A comparative summary of financial results for the Company is provided in Table 1.
Table 1
SUMMARY OF FINANCIAL RESULTS

				Change from
				2023 to 2024		2022 to 2023
(Dollars in millions, except per share)	2024	2023	2022	Amount	%	Amount	%
Net interest income	$6,852	$7,115	$5,822	$(263)	-4%	$1,293	22%
Taxable-equivalent adjustment (a)	50	54	39	(4)	-9	15	40
Net interest income (taxable-equivalent basis) (a)	6,902	7,169	5,861	(267)	-4	1,308	22
Provision for credit losses	610	645	517	(35)	-5	128	25
Other income	2,427	2,528	2,357	(101)	-4	171	7
Other expense	5,359	5,379	5,050	(20)	—	329	7
Net income	2,588	2,741	1,992	(153)	-6	749	38
Per common share data:
Basic earnings	14.71	15.85	11.59	(1.14)	-7	4.26	37
Diluted earnings	14.64	15.79	11.53	(1.15)	-7	4.26	37
Performance ratios
Return on:
Average assets	1.23%	1.33%	1.05%
Average common shareholders' equity	9.54	11.06	8.67
Net interest margin	3.58	3.83	3.39
__________________________________________________________________________________
(a)Net interest income data are presented on a taxable-equivalent basis which is a non-GAAP measure. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 25% in 2024 and 26% in each of 2023 and 2022.
The decrease in net income in 2024 as compared with 2023 reflects the following:
•Taxable-equivalent net interest income was $6.90 billion in 2024, a decline of $267 million, or 4% from $7.17 billion in 2023. That decrease reflects a 25 basis-point (hundredth of one percent) narrowing of the net interest margin to 3.58% in 2024 from 3.83% in 2023 as increases in the cost of interest-bearing liabilities outpaced a rise in the yield received on earning assets.
•The provision for credit losses was $610 million in 2024, compared with $645 million in 2023, reflecting improved performance of loans to commercial real estate borrowers, partially offset by commercial and industrial and consumer loan growth.
•Noninterest income declined $101 million, or 4%, to $2.43 billion in 2024 as compared with $2.53 billion in 2023, reflecting the sale of the CIT business in the second quarter of 2023, partially offset by higher service charges on deposit accounts, non-CIT business related trust income, mortgage banking revenues, brokerage services income and distributions from M&T's investment in BLG.

•Noninterest expense aggregated $5.36 billion in 2024, compared with $5.38 billion in 2023. The $20 million decrease in noninterest expense reflected FDIC special assessments of $197 million in 2023 and $34 million in 2024, lower professional and other services expense, reflecting lower sub-advisory fees resulting from the sale of the CIT business in April 2023, and a decline in management consulting fees. Those deceases were partially offset by higher salaries and employee benefits expense, reflecting annual merit and other increases and a rise in incentive compensation, and higher outside data processing and software costs.
•The Company’s effective tax rate was 21.8% in 2024, compared with 24.3% in 2023. The 2024 income tax expense reflects a $14 million discrete tax benefit related to certain tax credits claimed on a prior year income tax return and a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United.
On May 13, 2024, M&T issued 75,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. On August 15, 2024, M&T redeemed all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, for $350 million. Additional information about the issued and outstanding preferred stock of M&T is included in note 9 of Notes to Financial Statements.
Under approved capital plans and programs authorized by the Board of Directors, M&T repurchased 2,148,042 shares of its common stock in 2024 at an average cost per share of $184.37 resulting in a total cost, including the share repurchase excise tax, of $400 million. In 2023, M&T repurchased 3,838,157 shares of its common stock at an average cost per share of $154.76 resulting in a total cost, including the share repurchase excise tax, of $600 million. On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date.

Supplemental Reporting of Non-GAAP Results of Operations
M&T consistently provides supplemental reporting of its results on a "net operating" or "tangible" basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains (when realized) and expenses (when incurred) associated with merging acquired or to be acquired operations with and into the Company, since such items are considered by management to be "nonoperating" in nature. In 2022, those merger-related expenses totaled $580 million ($432 million after-tax effect). There were no merger-related expenses in 2024 and 2023. Although "net operating income" as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results. The following table represents a comparative summary of certain non-GAAP results of operations.
Table 2
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Year Ended December 31,			Percentage Change From
(Dollars in millions, except per share)	2024	2023	2022	2023 to 2024	2022 to 2023
Net operating income	$2,630	$2,789	$2,466	-6%	13%
Diluted net operating earnings per share	14.88	16.08	14.42	-7	12
Return on:
Average tangible assets	1.30%	1.42%	1.35%
Average tangible common equity	14.54	17.60	16.70
Efficiency ratio	56.9	54.9	56.6
Tangible equity per common share (a)	$109.36	$98.54	$86.59	11	14
__________________________________________________________________________________
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

Table 3
RECONCILIATION OF GAAP TO NON-GAAP MEASURES

(Dollars in millions, except per share)	2024	2023	2022
Income statement data
Net income
Net income	$2,588	$2,741	$1,992
Amortization of core deposit and other intangible assets (a)	42	48	43
Merger-related expenses (a)	—	—	431
Net operating income	$2,630	$2,789	$2,466
Earnings per common share
Diluted earnings per common share	$14.64	$15.79	$11.53
Amortization of core deposit and other intangible assets (a)	.24	.29	.26
Merger-related expenses (a)	—	—	2.63
Diluted net operating earnings per common share	$14.88	$16.08	$14.42
Other expense
Other expense	$5,359	$5,379	$5,050
Amortization of core deposit and other intangible assets	(53)	(62)	(56)
Merger-related expenses	—	—	(338)
Noninterest operating expense	$5,306	$5,317	$4,656
Merger-related expenses
Salaries and employee benefits	$—	$—	$102
Equipment and net occupancy	—	—	7
Outside data processing and software	—	—	5
Professional and other services	—	—	72
Advertising and marketing	—	—	9
Other costs of operations	—	—	143
Other expense	—	—	338
Provision for credit losses	—	—	242
Total	$—	$—	$580
Efficiency ratio
Noninterest operating expense (numerator)	$5,306	$5,317	$4,656
Taxable-equivalent net interest income	$6,902	$7,169	$5,861
Other income	2,427	2,528	2,357
Less: Gain (loss) on bank investment securities	10	4	(6)
Denominator	$9,319	$9,693	$8,224
Efficiency ratio	56.9%	54.9%	56.6%
Balance sheet data
Average assets
Average assets	$211,220	$205,397	$190,252
Goodwill	(8,465)	(8,473)	(7,537)
Core deposit and other intangible assets	(120)	(177)	(179)
Deferred taxes	33	44	43
Average tangible assets	$202,668	$196,791	$182,579
Average common equity
Average total equity	$28,052	$25,899	$23,810
Preferred stock	(2,344)	(2,011)	(1,946)
Average common equity	25,708	23,888	21,864
Goodwill	(8,465)	(8,473)	(7,537)
Core deposit and other intangible assets	(120)	(177)	(179)
Deferred taxes	33	44	43
Average tangible common equity	$17,156	$15,282	$14,191
At end of year
Total assets
Total assets	$208,105	$208,264	$200,730
Goodwill	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(94)	(147)	(209)
Deferred taxes	28	37	51
Total tangible assets	$199,574	$199,689	$192,082
Total common equity
Total equity	$29,027	$26,957	$25,318
Preferred stock	(2,394)	(2,011)	(2,011)
Common equity	26,633	24,946	23,307
Goodwill	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(94)	(147)	(209)
Deferred taxes	28	37	51
Total tangible common equity	$18,102	$16,371	$14,659
__________________________________________________________________________________
(a)After any related tax effect.

Taxable-equivalent Net Interest Income
Interest income earned on certain of the Company's assets is exempt from federal income tax. Taxable-equivalent net interest income is a non-GAAP measure that adjusts income earned on a tax-exempt asset to present it on an equivalent basis to interest income earned on a fully taxable asset.
Taxable-equivalent net interest income was $6.90 billion in 2024, compared with $7.17 billion in 2023. That decrease reflects a 25 basis-point narrowing of the net interest margin to 3.58% in 2024 from 3.83% in 2023 as higher rates paid on interest-bearing liabilities outpaced an increase in yields on earnings assets. The FOMC raised its federal funds target interest rate through multiple hikes that totaled 5.25% from March 2022 through July 2023 in response to inflationary pressures, before reducing that rate by a total of 1.00% in the last four months of 2024. During the recent year, the Company continued to adjust its funding sources in consideration of the changing interest rate environment as well as the competitive landscape for customer deposits. An increase in average interest-bearing liabilities in 2024 as compared with 2023 reflected a shift in customer deposits toward higher cost interest-bearing products and higher average levels of borrowings. Average interest-bearing deposits rose $9.5 billion, or 9%, and average borrowings rose $2.5 billion, or 19%, in 2024 as compared with 2023. The rates paid on average interest-bearing liabilities increased 57 basis points over the same period. The increase in average earning assets in 2024 reflects higher average interest-bearing deposits at the FRB of New York, purchases of investment securities and loan growth. The yield received on earning assets in 2024 increased by 24 basis points from 2023. The Company's average balance sheets accompanied by the taxable-equivalent interest income and expense and the average rate on the Company's earning assets and interest-bearing liabilities are presented in Table 4.

Table 4
AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2024			2023			2022
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases (a):
Commercial and industrial	$58,871	$4,060	6.90%	$54,271	$3,640	6.71%	$44,127	$2,037	4.62%
Commercial real estate	30,271	1,944	6.32	34,473	2,211	6.33	34,375	1,517	4.35
Residential real estate	23,056	1,005	4.36	23,614	971	4.11	21,257	797	3.75
Consumer	22,519	1,494	6.63	20,380	1,229	6.03	19,538	908	4.65
Total loans and leases	134,717	8,503	6.31	132,738	8,051	6.07	119,297	5,259	4.41
Interest-bearing deposits at banks	27,244	1,452	5.33	26,202	1,360	5.19	33,435	509	1.52
Federal funds sold and agreements to resell securities	—	—	—	—	—	—	70	—	.43
Trading account	102	3	3.42	133	4	3.20	109	2	1.49
Investment securities (b):
U.S. Treasury	9,038	300	3.32	8,966	228	2.54	5,972	133	2.23
Mortgage-backed securities (c)	17,968	649	3.61	15,147	473	3.13	11,017	281	2.55
State and political subdivisions	2,428	92	3.81	2,539	95	3.72	2,025	71	3.52
Other	1,321	77	5.84	1,280	67	5.23	883	31	3.43
Total investment securities	30,755	1,118	3.64	27,932	863	3.09	19,897	516	2.59
Total earning assets	192,818	11,076	5.74	187,005	10,278	5.50	172,808	6,286	3.64
Goodwill	8,465			8,473			7,537
Core deposit and other intangible assets	120			177			179
Other assets	9,817			9,742			9,728
Total assets	$211,220			$205,397			$190,252
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$97,824	$2,514	2.57%	$89,489	$1,746	1.95%	$84,753	$271	.32%
Time deposits	18,339	781	4.26	17,131	671	3.92	4,850	24	.49
Total interest-bearing deposits	116,163	3,295	2.84	106,620	2,417	2.27	89,603	295	.33
Short-term borrowings	4,440	242	5.45	5,758	292	5.07	936	19	2.08
Long-term borrowings	11,083	637	5.76	7,296	400	5.49	3,440	111	3.23
Total interest-bearing liabilities	131,686	4,174	3.17	119,674	3,109	2.60	93,979	425	.45
Noninterest-bearing deposits	47,260			55,474			68,888
Other liabilities	4,222			4,350			3,575
Total liabilities	183,168			179,498			166,442
Shareholders’ equity	28,052			25,899			23,810
Total liabilities and shareholders’ equity	$211,220			$205,397			$190,252
Net interest spread			2.57			2.90			3.19
Contribution of interest-free funds			1.01			.93			.20
Net interest income/margin on earning assets		$6,902	3.58%		$7,169	3.83%		$5,861	3.39%
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.

The total changes in interest income and expense, including the changes attributable to volume and rate are presented in Table 5.
Table 5
CHANGES IN INTEREST INCOME AND EXPENSE (a)

	2024 Compared with 2023			2023 Compared with 2022
		Resulting from Changes in:			Resulting from Changes in:
(Dollars in millions)	Total Change	Volume	Rate	Total Change	Volume	Rate
Interest income (b):
Loans and leases	$452	$124	$328	$2,792	$643	$2,149
Interest-bearing deposits at banks	92	55	37	851	(131)	982
Trading account	(1)	(1)	—	2	1	1
Investment securities:
U.S. Treasury	72	2	70	95	74	21
Mortgage-backed securities (c)	176	97	79	192	119	73
State and political subdivisions	(3)	(5)	2	24	20	4
Other	10	2	8	36	17	19
Total interest income	$798			$3,992
Interest expense:
Interest-bearing deposits:
Savings and interest-checking deposits	$768	$174	$594	$1,475	$16	$1,459
Time deposits	110	49	61	647	174	473
Short-term borrowings	(50)	(71)	21	273	213	60
Long-term borrowings	237	216	21	289	178	111
Total interest expense	$1,065			$2,684
__________________________________________________________________________________
(a)The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.
(b)Interest income data are on a taxable-equivalent basis.
(c)Primarily government issued or guaranteed.

Lending activities
The Company's lending activities in 2024 and 2023 reflect its execution of various strategies to reduce its relative concentration of commercial real estate loans. The following table summarizes average loans and leases for 2024 and percentage changes in the major components of the loan and lease portfolio over the past two years.

Table 6
AVERAGE LOANS AND LEASES

		Percentage Change From
(Dollars in millions)	2024	2023 to 2024	2022 to 2023
Commercial and industrial	$58,871	8%	23%
Commercial real estate	30,271	-12	—
Residential real estate	23,056	-2	11
Consumer:
Home equity lines and loans	4,574	-4	2
Recreational finance	11,339	21	10
Automobile	4,504	9	-9
Other	2,102	1	13
Total consumer	22,519	10	4
Total	$134,717	1%	11%
Average loans and leases totaled $134.7 billion in 2024, up 1% from 2023.
•Average commercial and industrial loans and leases were $58.9 billion in 2024, up $4.6 billion from 2023, reflecting growth that spanned most industry types.
•Commercial real estate loans averaged $30.3 billion in 2024, down $4.2 billion from 2023, reflecting decreases of $3.0 billion in average permanent commercial real estate loans and $1.2 billion in average construction loans.
•Average consumer loans increased $2.1 billion from 2023 to $22.5 billion in 2024. That growth predominantly reflects an increase in average balances of recreational finance loans of $2.0 billion.

Table 7 presents the composition of the Company’s loan and lease portfolio at the end of 2024, including outstanding balances to businesses and consumers in New York State, the Mid-Atlantic area, the New England region and other states.
Table 7
LOANS AND LEASES

		Percent of Dollars Outstanding
December 31, 2024 (Dollars in millions)	Outstanding	New York	Mid- Atlantic (a)	New England (b)	Other
Commercial and industrial	$58,740	25%	33%	14%	28%
Real estate:
Residential	23,166	30	31	26	13
Commercial	26,764	33	26	22	19
Total real estate	49,930	31	29	24	16
Consumer:
Home equity lines and loans	4,592	35	41	23	1
Recreational finance	12,564	8	15	6	71
Automobile	4,794	24	48	7	21
Other secured or guaranteed	750	28	41	9	22
Other unsecured	1,470	35	53	9	3
Total consumer	24,170	18	30	10	42
Total loans	132,840	26	31	17	26
Commercial leases	2,741	21	26	9	44
Total loans and leases	$135,581	26%	31%	17%	26%
__________________________________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
Commercial and industrial loans, including leases, totaled $61.5 billion at December 31, 2024, representing 45% of total loans. Owner-occupied loans secured by real estate included in commercial and industrial loans at December 31, 2024 totaled $11.0 billion. The real estate securing such loans is typically used in the primary business operations of the borrower and is not predominantly dependent on rental income from tenants. The Company also provides financing for leases to commercial customers. Commercial leases included in total commercial and industrial loans at December 31, 2024 aggregated $2.7 billion.
Commercial and industrial loans and leases increased $4.5 billion from December 31, 2023 to December 31, 2024 reflecting growth that spanned most industry types. Contributing to that increase was strong demand for credit from motor vehicle and recreational finance dealers. Loans to customers in that industry grew $1.4 billion, or 17%, from the end of 2023. Additionally, loans to customers in the services and the financial and insurance industries increased $877 million, or 10%, and $800 million, or 7%, respectively, in that same period. Borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses including fund banking companies and mortgage warehouse lending businesses. Table 8 presents information on commercial and industrial loans as of December 31, 2024 relating to borrower industry, geographic area, size and whether the loans are secured by collateral or unsecured.

Table 8
COMMERCIAL AND INDUSTRIAL LOANS AND LEASES

December 31, 2024 (Dollars in millions)	New York	Mid- Atlantic (a)	New England (b)	Other	Total	Percent of Total
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$2,939	$2,094	$1,489	$4,957	$11,479	19%
Services	1,536	3,020	1,413	1,440	7,409	12
Motor vehicle and recreational finance dealers	1,943	2,300	821	2,165	7,229	12
Manufacturing	1,409	2,210	832	1,626	6,077	10
Wholesale	1,026	1,690	628	713	4,057	6
Transportation, communications, utilities	360	1,017	457	1,733	3,567	6
Retail	634	1,003	307	1,153	3,097	5
Construction	440	849	158	696	2,143	3
Health services	723	558	273	338	1,892	3
Real estate investors	551	598	79	523	1,751	3
Other	279	588	247	659	1,773	3
Total commercial and industrial excluding owner-occupied real estate	$11,840	$15,927	$6,704	$16,003	$50,474	82%
Owner-occupied real estate by industry:
Services	$846	$910	$526	$63	$2,345	4%
Motor vehicle and recreational finance dealers	440	728	275	793	2,236	4
Retail	454	703	362	158	1,677	3
Health services	572	554	200	4	1,330	2
Wholesale	180	461	102	114	857	1
Manufacturing	264	240	250	55	809	1
Real estate investors	203	338	149	12	702	1
Other	384	473	153	41	1,051	2
Total owner-occupied real estate	3,343	4,407	2,017	1,240	11,007	18
Total	$15,183	$20,334	$8,721	$17,243	$61,481	100%
Percent of total	25%	33%	14%	28%	100%

Percent of dollars outstanding:
Secured	86%	88%	91%	86%	88%
Unsecured	10	8	6	7	8
Leases	4	4	3	7	4
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by loan size:
Less than $1 million	19%	20%	15%	24%	20%
$1 million to $10 million	35	31	35	18	29
$10 million to $30 million	26	25	27	16	23
$30 million to $50 million	10	12	11	10	11
$50 million to $100 million	5	7	12	17	10
Greater than $100 million	5	5	—	15	7
Total	100%	100%	100%	100%	100%
__________________________________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Loans secured by real estate, including outstanding balances of owner-occupied loans and home equity loans and lines of credit which the Company classifies as commercial and industrial loans and consumer loans, respectively, represented approximately 48% of the loan and lease portfolio at December 31, 2024, compared with 53% at December 31, 2023.
Commercial real estate loans originated by the Company are generally secured by investor-owned real estate and include both fixed and variable rate instruments with monthly payments and a balloon payment of the remaining unpaid principal balance at maturity. Maturity dates generally range from five to ten years and, for borrowers in good standing, the terms of such loans may be extended by the customer following maturity at the then-current market rate of interest. Adjustable-rate commercial real estate loans represented approximately 82% of the commercial real estate loan portfolio at the 2024 year end. Table 9 presents commercial real estate loans by type of collateral, geographic area and size of the loans outstanding at December 31, 2024. The $20.8 billion of permanent finance commercial real estate loans at December 31, 2024 were largely secured by multifamily residential, retail, service and office properties. New York City commercial real estate loans totaled $3.8 billion at December 31, 2024, compared with $4.8 billion at December 31, 2023. Commercial real estate loans secured by properties located outside of the New England area, the Mid-Atlantic area and New York State comprised 19% of total commercial real estate loans as of December 31, 2024.
Commercial real estate construction and development loans presented in Table 9 totaled $6.0 billion at December 31, 2024, or 4% of total loans and leases. Approximately 96% of those construction loans had adjustable interest rates. Included in such loans at the 2024 year end were loans made for various purposes, including the construction of multifamily residential housing, office buildings, health services facilities and other commercial development. The remainder of the commercial real estate construction portfolio was comprised of loans to builders and developers of residential real estate properties.
M&T Realty Capital, a commercial real estate lending subsidiary of M&T Bank, participates in the DUS program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is less than one-third of the outstanding principal balance. The Company’s maximum credit risk for recourse associated with sold commercial real estate loans was approximately $4.2 billion at December 31, 2024, compared with $3.9 billion at December 31, 2023. There have been no material losses incurred as a result of those recourse arrangements.

Table 9
COMMERCIAL REAL ESTATE LOANS

	New York State
December 31, 2024 (Dollars in millions)	New York City	Other	Mid-Atlantic (a)	New England (b)	Other	Total	Percent of Total
Permanent finance by property type:
Apartments/Multifamily	$934	$1,243	$1,053	$1,387	$1,011	$5,628	21%
Retail/Service	859	982	1,155	1,243	508	4,747	18
Office	568	939	1,003	1,201	459	4,170	16
Health services	60	403	750	352	473	2,038	8
Hotel	135	369	645	438	397	1,984	7
Industrial/Warehouse	145	329	535	423	494	1,926	7
Other	108	77	42	60	—	287	1
Total permanent	2,809	4,342	5,183	5,104	3,342	20,780	78
Construction/Development:
Commercial:
Construction	888	610	1,756	676	1,032	4,962	18
Land/Land development	89	9	56	14	19	187	1
Residential builder and developer:
Construction	32	6	47	17	482	584	2
Land/Land development	—	—	25	9	217	251	1
Total construction/development (c)	1,009	625	1,884	716	1,750	5,984	22
Total commercial real estate	$3,818	$4,967	$7,067	$5,820	$5,092	$26,764	100%
Percent of total	14%	19%	26%	22%	19%	100%
Percent of dollars outstanding by loan size:
Less than $1 million	3%	9%	5%	6%	10%	6%
$1 million to $10 million	22	40	27	38	18	30
$10 million to $30 million	34	36	36	39	24	34
$30 million to $50 million	13	12	25	14	30	19
$50 million to $100 million	19	3	7	3	16	9
Greater than $100 million	9	—	—	—	2	2
Total	100%	100%	100%	100%	100%	100%
__________________________________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(c)Total includes $299 million of owner-occupied construction loans.
Real estate loans secured by one-to-four family residential properties were $23.2 billion at December 31, 2024, including approximately 30% secured by properties located in New York State, 31% secured by properties in the Mid-Atlantic area and 26% secured by properties located in the New England region. The Company’s portfolio of limited documentation residential real estate loans totaled $791 million at December 31, 2024, compared with $911 million at December 31, 2023. That portfolio consisted predominantly of limited documentation loans acquired in a prior business combination. At origination such loans typically included some form of limited borrower documentation requirements as compared with more traditional residential real estate loans. The acquired loans that were eligible for limited documentation processing were available in amounts up to 65% of the lower of the appraised value or purchase price of the property.

Consumer loans comprised approximately 18% and 16% of total loans and leases at December 31, 2024 and 2023, respectively. Outstanding balances of recreational finance loans represented the largest component of the consumer loan portfolio at December 31, 2024 and totaled $12.6 billion or 9% of total loans, compared with $10.1 billion or 8% at December 31, 2023. Outstanding automobile loan balances were $4.8 billion at December 31, 2024, compared with $4.0 billion at December 31, 2023. Home equity loans and lines of credit outstanding were $4.6 billion at each of December 31, 2024 and 2023.
Investing activities
The Company's investment securities portfolio is largely comprised of government-issued or guaranteed commercial and residential mortgage-backed securities and U.S. Treasury securities, but also includes municipal and other securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio in connection with a business combination. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios.
Information about the Company's average investment securities portfolio is presented in the following table.
Table 10
AVERAGE INVESTMENT SECURITIES

		Percentage Change From
(Dollars in millions)	2024	2023 to 2024	2022 to 2023
Investment securities available for sale:
U.S. Treasury	$8,028	1%	58%
Mortgage-backed securities (a)	6,605	115	-5
Other debt securities	125	-30	3
Total available for sale	14,758	32	32
Investment securities held to maturity:
U.S. Treasury	1,010	-3	9
Mortgage-backed securities (a)	11,363	-6	55
State and political subdivisions	2,428	-4	25
Other debt securities	1	-25	-23
Total held to maturity	14,802	-5	46
Equity and other securities	1,195	9	55
Total investment securities	$30,755	10%	40%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.
The investment securities portfolio averaged $30.8 billion in 2024, up $2.8 billion from 2023. That increase reflects the Company's deployment of liquidity in 2024 and 2023 into primarily fixed-rate investment securities, including the purchase of $5.1 billion of U.S. Treasury securities and $9.3 billion of government-issued or guaranteed commercial and residential mortgage-backed securities into its available-for-sale investment securities portfolio. As a result of the elevated interest rate environment and the maturity and paydown of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased from 2.66% at December 31, 2023 to 4.30% at December 31, 2024, while the weighted-average duration of that portfolio increased from 1.3 years to 2.6 years at each of those respective dates. The Company sold $181 million of non-agency investment securities from its available-for-sale portfolio and its remaining equity investments in Fannie Mae and Freddie Mac preferred securities in 2024. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in 2024, 2023 and 2022. A further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 3 and 19 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $27.3 billion in 2024 and $26.3 billion in 2023 and were primarily comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits, brokered deposits and additions to or maturities of investment securities or borrowings.
Funding activities - deposits
The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 77% of average earning assets in 2024, compared with 79% in 2023. The Company also includes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. Table 11 summarizes average deposits in 2024 and percentage changes in the components of such deposits over the past two years.
Table 11
AVERAGE DEPOSITS

		Percentage Change From
(Dollars in millions)	2024	2023 to 2024	2022 to 2023
Noninterest-bearing deposits	$47,260	-15%	-19%
Savings and interest-checking deposits	89,136	5	5
Time deposits of $250,000 or less	11,795	46	110
Total core deposits	148,191	—	-4

Time deposits greater than $250,000	3,332	46	199
Brokered deposits	11,900	4	194
Total deposits	$163,423	1%	2%

Deposits averaged $163.4 billion in 2024, a $1.3 billion increase from $162.1 billion in 2023.
•Average core deposits remained flat in 2024 as compared with 2023 reflecting a stable customer deposit base amidst an elevated interest rate environment and a shift in customer deposits from noninterest-bearing accounts to interest-bearing products, including time deposits.
•The increase in average brokered deposits in 2024 as compared with 2023 reflects the Company's liquidity management and funding strategies during a period of rising interest rates, partially offset by the maturity of some brokered time deposits in the recent year. Average brokered savings and interest-checking accounts were $8.7 billion in 2024, compared with $4.6 billion in 2023, and the rates paid on those deposits averaged 4.59% and 4.20%, respectively. Brokered time deposits averaged $3.2 billion in 2024, compared with $6.8 billion in 2023, and the rates paid on those deposits averaged 4.96% and 4.95%, respectively. The rate paid on total non-brokered interest-bearing deposits was 2.62% in 2024, compared with 1.98% in 2023. The increase in average rates paid on non-brokered interest-bearing deposits in the recent year reflected repricing of certain deposit products as customers sought higher yields in an elevated interest rate environment.
Table 12 summarizes the components of average total deposits by reportable segment for the years ended December 31, 2024, 2023 and 2022.
Table 12
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
2024
Noninterest-bearing deposits	$12,478	$24,938	$9,168	$676	$47,260
Savings and interest-checking deposits	31,509	51,629	8,071	6,615	97,824
Time deposits	372	14,709	42	3,216	18,339
Total	$44,359	$91,276	$17,281	$10,507	$163,423

2023
Noninterest-bearing deposits	$17,173	$28,399	$9,224	$678	$55,474
Savings and interest-checking deposits	24,908	53,097	7,116	4,368	89,489
Time deposits	338	9,970	21	6,802	17,131
Total	$42,419	$91,466	$16,361	$11,848	$162,094

2022
Noninterest-bearing deposits	$26,084	$30,274	$11,676	$854	$68,888
Savings and interest-checking deposits	17,555	56,182	7,668	3,348	84,753
Time deposits	189	4,399	12	250	4,850
Total	$43,828	$90,855	$19,356	$4,452	$158,491

Funding activities - borrowings
Table 13 summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
Table 13
AVERAGE BORROWINGS

(Dollars in millions)	2024	2023	2022
Short-term borrowings:
Federal funds purchased and repurchase agreements	$230	$430	$368
FHLB advances	4,210	5,328	309
Other	—	—	259
Total short-term borrowings	4,440	5,758	936

Long-term borrowings:
Senior notes	6,984	5,569	2,027
FHLB advances	1,835	5	6
Subordinated notes	771	982	863
Junior subordinated debentures	537	538	534
Asset-backed notes	946	192	—
Other	10	10	10
Total long-term borrowings	11,083	7,296	3,440
Total borrowed funds	$15,523	$13,054	$4,376
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The lower levels of short-term borrowings in 2024 as compared with 2023 reflect the Company's management of liquidity.
Long-term borrowings averaged $11.1 billion in 2024 and $7.3 billion in 2023. The increased usage of borrowing facilities in 2024 reflects the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described herein in Part I, Item 1 of this Form 10-K under the heading "Resolution Planning and Resolution-Related Requirements." Table 14 provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings in 2024.
Table 14
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	2024
Issuances:
Senior notes of M&T	$2,341
FHLB advances	2,000
Asset-backed notes	1,156
Maturities/Redemptions:
Subordinated notes of M&T and M&T Bank	475
Junior subordinated debentures of M&T associated with Preferred Capital Securities (a)	130
__________________________________________________________________________________
(a)Redemption resulted in a $20 million loss, which was recognized in Other costs of operations in the Consolidated Statement of Income.
Additional information regarding outstanding borrowings is provided in notes 8 and 18 of Notes to Financial Statements.

Net interest margin
Taxable-equivalent net interest income can be impacted by changes in the composition of the Company’s earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.57% in 2024, compared with 2.90% in 2023. The decline in the net interest spread in 2024 as compared with 2023 reflects the impact of higher rates paid on interest-bearing deposits and borrowings that outpaced higher yields earned on investment securities, loans and other earning assets. The yield received on earning assets during 2024 was 5.74%, up from 5.50% in 2023. The yield received on investment securities increased 55 basis points to 3.64% in 2024 reflecting purchases of investment securities in 2024 and 2023 with higher yields than maturing securities. The yield received on loans rose 24 basis points to 6.31% in 2024 primarily reflecting the benefit of variable interest rate resets and loan originations at generally higher yields than offsetting loan maturities. The rate paid on interest-bearing liabilities was 3.17%, up 57 basis points from 2023 reflecting an increase in the rate paid on interest-bearing deposits of 57 basis points as customers sought higher yields in an elevated interest rate environment and an increase in average long-term borrowings which are generally higher-cost funding sources.
Net interest-free funds consist largely of noninterest-bearing demand deposits and other liabilities and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $61.1 billion in 2024 and $67.3 billion in 2023. Noninterest-bearing deposits averaged $47.3 billion in 2024 and $55.5 billion in 2023. The decline in average noninterest-bearing deposits in 2024 as compared with 2023 reflects a shift in deposits to interest-bearing accounts in an elevated interest rate environment. The contribution of net interest-free funds to net interest margin was 1.01% in 2024 and .93% in 2023. The increased contribution of net-interest free funds in 2024 as compared with 2023 reflects the higher rates paid on interest-bearing liabilities used to value net interest-free funds.
Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.58% in 2024 and 3.83% in 2023. That 25 basis-point narrowing of the net interest margin reflects an increase in the rates paid on the Company's sources of funding which outpaced the rise in yields on earning assets. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. Future changes in the levels of net interest-free funds and the interest rates used to value such funds could also impact the Company's net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. Table 15 summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at December 31, 2024 and 2023.

Table 15
INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	5.4	3.11%	5.07%
Fixed rate long-term borrowings — forward-starting	3,350	6.2	3.81	4.49
Fixed rate available for sale securities — active	15	0.1	4.84	4.36
Total fair value hedges	5,365	5.8
Cash flow hedges:
Variable rate commercial real estate loans and commercial and industrial loans:
Active	20,819	0.9	3.26	4.47
Forward-starting	10,000	3.0	3.72	4.49
Total cash flow hedges	30,819	1.6
Total	$36,184	2.2
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	6.4	3.11%	5.74%
Fixed rate long-term borrowings — forward-starting	1,000	4.8	4.13	5.37
Total fair value hedges	3,000	5.8
Cash flow hedges:
Variable rate commercial real estate loans:
Active	14,977	1.2	3.31	5.35
Forward-starting	9,000	2.5	3.67	5.37
Total cash flow hedges	23,977	1.7
Total	$26,977	2.2
Information regarding the fair value of interest rate swap agreements designated as fair value hedges and cash flow hedges is presented in note 17 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the year), the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in Table 16.

Table 16
INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Year Ended December 31,
.	2024		2023		2022
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(364)	-.19%	$(250)	-.13%	$(36)	-.02%
Interest expense	50	.04	52	.04	(10)	-.01
Net interest income/margin	$(414)	-.22%	$(302)	-.16%	$(26)	-.02%
Average notional amount (b)	$21,003		$14,027		$15,487
Rate received (c)		3.29%		3.12%		1.73%
Rate paid (c)		5.26		5.24		1.90
__________________________________________________________________________________
(a)Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the year.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the year.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $610 million and $645 million was recorded in 2024 and 2023, respectively. The lower provision for credit losses in 2024 as compared with 2023 reflects improved performance of loans to commercial real estate borrowers, partially offset by commercial and industrial and consumer loan growth.
A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in Tables 17 and 23, and in note 4 of Notes to Financial Statements.
Table 17
LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	2024	2023	2022
Allowance for credit losses beginning balance	$2,129	$1,925	$1,469
Charge-offs:
Commercial and industrial	316	132	119
Commercial real estate	134	253	60
Residential real estate	6	10	12
Consumer	257	175	112
Total charge-offs	713	570	303
Recoveries:
Commercial and industrial	36	52	60
Commercial real estate	58	12	23
Residential real estate	6	7	10
Consumer	58	58	50
Total recoveries	158	129	143
Net charge-offs (a)	555	441	160
Allowance on acquired PCD loans	—	—	99
Provision for credit losses (b)	610	645	517
Allowance for credit losses ending balance	$2,184	$2,129	$1,925
Net charge-offs as a percent of:
Provision for credit losses	90.98%	68.45%	30.93%
Average loans and leases	.41	.33	.13
Allowance for credit losses as a percent of:
Loans and leases, at year-end	1.61	1.59	1.46
Nonaccrual loans, at year-end	129.24	98.28	78.96
__________________________________________________________________________________
(a)For the year ended December 31, 2022 net charge-offs do not reflect $33 million of charge-offs related to PCD loans acquired on April 1, 2022.
(b)For the year ended December 31, 2022 provision for credit losses includes $242 million related to non-PCD acquired loans recorded on April 1, 2022.

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in Table 18.
Table 18
NONPERFORMING ASSET AND PAST DUE LOAN DATA

	December 31,
(Dollars in millions)	2024	2023	2022
Nonaccrual loans	$1,690	$2,166	$2,439
Real estate and other foreclosed assets	35	39	41
Total nonperforming assets	$1,725	$2,205	$2,480
Accruing loans past due 90 days or more (a)	$338	$339	$491
Government-guaranteed loans included in totals above:
Nonaccrual loans	$69	$53	$44
Accruing loans past due 90 days or more (a)	318	298	363
Loans 30-89 days past due	1,655	1,724	1,779

Nonaccrual loans as a percent of total loans and leases	1.25%	1.62%	1.85%
Nonperforming assets as a percent of total loans and leases and real estate and other foreclosed assets	1.27	1.64	1.88
Accruing loans past due 90 days or more as a percent of total loans and leases	.25	.25	.37
Loans 30-89 days past due as a percent of total loans and leases	1.22	1.29	1.35
__________________________________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
The $476 million decline in nonaccrual loans in the recent year reflects a $507 million reduction in commercial real estate nonaccrual loans, partially offset by a $26 million increase in commercial and industrial nonaccrual loans. Approximately 53% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at each of December 31, 2024 and 2023.
At December 31, 2024, foreclosed assets were comprised predominantly of the Company's holding of residential real estate-related properties. Net gains or losses associated with real estate and other foreclosed assets were not material in 2024 and 2023.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted herein that are guaranteed by government-related entities totaled $224 million at December 31, 2024 and $228 million at December 31, 2023. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Approximately 73% of loans 30 to 89 days past due were less than 60 days delinquent at each of December 31, 2024 and 2023. Additional information about past due and nonaccrual loans at December 31, 2024 and 2023 is included in note 4 of Notes to Financial Statements.
During the normal course of business, the Company modifies loans to maximize recovery efforts. The modifications that the Company grants are typically comprised of maturity extensions, payment deferrals and interest rate reductions, but may also include other modification types. The

Company may offer such modified terms to borrowers experiencing financial difficulty. Such modified loans may be considered nonaccrual if the Company does not expect to collect all amounts owed under the terms of the loan agreement. Information about modifications of loans to borrowers experiencing financial difficulty is included in note 4 of Notes to Financial Statements.
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible "pass" loan grades while specific loans determined to have an elevated level of credit risk are designated as "criticized." A criticized loan may be designated as "nonaccrual" if the Company no longer expects to collect all amounts owed under the terms of the loan agreement or the loan is delinquent 90 days or more.
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
Targeted loan reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In 2023 and 2024, the Company conducted targeted loan reviews covering the majority of its investor-owned commercial real estate portfolio, inclusive of construction loans, with a focus on criticized loans and loans with maturities in the next twelve months. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies impacting some property types and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers, in particular those borrowers with loans secured by office properties, to refinance their obligations at loan maturity. Despite these challenges, the ability of borrowers to service loans secured by certain investor-owned real estate, including health services, hotel, retail and multifamily properties, modestly improved in the recent year. Criticized investor-owned commercial real estate loans totaled $6.0 billion or 23% of such loans at December 31, 2024, improved from $8.8 billion or 27% of such loans at December 31, 2023. Investor-owned commercial real estate loans comprised 61% of total criticized loans at December 31, 2024, compared with 70% at December 31, 2023.
The LTV ratio is one of many factors considered in assessing overall portfolio risks and loss mitigation strategies for the investor-owned commercial real estate portfolio. The weighted-average LTV ratio for investor-owned commercial real estate loans at each of December 31, 2024 and 2023 was approximately 56%. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 63% and 61% at December 31, 2024 and December 31, 2023, respectively. In determining the LTV ratio, the Company considers cross-collateralization of all exposures secured by the supporting collateral and the estimated value of such collateral. Subsequent to the origination of commercial real estate loans, updated appraisals are obtained in the normal course of business for renewals, extensions and modifications to commitment levels. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value.
The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 136% of Tier 1 capital plus its allowable allowance for credit losses at December 31, 2024, down from 183% at December 31, 2023. The Company has intentionally reduced its relative concentration of investor-owned commercial real estate loans throughout 2024 and 2023.
Tables 19 and 20 summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans and leases by industry and commercial real estate loans by property type, respectively, at December 31, 2024 and 2023.

Table 19
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS AND LEASES

	December 31, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$11,479	$71	$35	$106	$10,679	$346	$3	$349
Services	7,409	247	112	359	6,715	295	100	395
Motor vehicle and recreational finance dealers	7,229	527	38	565	6,242	164	51	215
Manufacturing	6,077	394	116	510	5,981	549	65	614
Wholesale	4,057	334	28	362	3,803	180	45	225
Transportation, communications, utilities	3,567	286	62	348	3,342	195	71	266
Retail	3,097	66	17	83	2,727	102	35	137
Construction	2,143	155	44	199	2,092	173	62	235
Health services	1,892	207	36	243	1,950	297	28	325
Real estate investors	1,751	148	8	156	1,684	189	4	193
Other	1,773	109	39	148	1,889	123	50	173
Total commercial and industrial excluding owner-occupied real estate	$50,474	$2,544	$535	$3,079	$47,104	$2,613	$514	$3,127
Owner-occupied real estate by industry:
Services	$2,345	$153	$26	$179	$2,162	$154	$51	$205
Motor vehicle and recreational finance dealers	2,236	31	8	39	1,867	10	7	17
Retail	1,677	69	16	85	1,541	107	13	120
Health services	1,330	156	66	222	656	55	26	81
Wholesale	857	62	3	65	940	28	2	30
Manufacturing	809	73	24	97	842	64	24	88
Real estate investors	702	43	6	49	818	26	12	38
Other	1,051	54	12	66	1,080	32	21	53
Total owner-occupied real estate	11,007	641	161	802	9,906	476	156	632
Total	$61,481	$3,185	$696	$3,881	$57,010	$3,089	$670	$3,759
Table 20
CRITICIZED COMMERCIAL REAL ESTATE LOANS

	December 31, 2024				December 31, 2023
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$5,628	$935	$114	$1,049	$6,165	$1,184	$115	$1,299
Retail/Service	4,747	673	80	753	5,912	1,075	227	1,302
Office	4,170	1,125	117	1,242	4,727	879	185	1,064
Health services	2,038	560	25	585	3,615	1,364	117	1,481
Hotel	1,984	317	118	435	2,510	496	210	706
Industrial/Warehouse	1,926	143	13	156	2,034	224	13	237
Other	287	30	1	31	314	28	2	30
Total permanent	20,780	3,783	468	4,251	25,277	5,250	869	6,119
Construction/Development	5,984	1,715	68	1,783	7,726	2,527	174	2,701
Total	$26,764	$5,498	$536	$6,034	$33,003	$7,777	$1,043	$8,820

Total criticized commercial and industrial and commercial real estate loans were $9.9 billion at the end of 2024 as compared with $12.6 billion at December 31, 2023. Criticized loans represented 11.2% of total commercial and industrial and commercial real estate loans at December 31, 2024, compared with 14.0% at December 31, 2023. At December 31, 2024, permanent finance commercial real estate loans comprised 43% of total criticized loans, compared with 49% at December 31, 2023. Commercial and industrial loans represented 39% and 30% of total criticized loans at December 31, 2024 and 2023, respectively. At December 31, 2024, construction loans represented 18% of total criticized loans, compared with 21% at December 31, 2023. Loans to nonautomotive finance dealers, partially offset by a decline in loans to financial and insurance businesses, contributed to the $122 million net increase in commercial and industrial criticized loans in the recent year. The $2.8 billion decline in criticized commercial real estate loans from December 31, 2023 to December 31, 2024 reflected decreases across most property types, except for such loans secured by office properties. At December 31, 2024, approximately 97% of criticized accrual loans and 53% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. Limited documentation first lien mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property. Information about the location of nonaccrual loans secured by residential real estate at December 31, 2024 is presented in Table 21.

Table 21
NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	December 31, 2024
		Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,898	$120	1.74%
Mid-Atlantic (b)	7,229	84	1.16
New England (c)	6,090	53	.87
Other	2,949	22	.76
Total	$23,166	$279	1.20%
First lien home equity loans and lines of credit:
New York	$769	$15	1.92%
Mid-Atlantic (b)	908	21	2.33
New England (c)	435	5	1.26
Other	15	3	17.06
Total	$2,127	$44	2.07%
Junior lien home equity loans and lines of credit:
New York	$828	$15	1.76%
Mid-Atlantic (b)	984	15	1.53
New England (c)	622	7	1.15
Other	31	—	.85
Total	$2,465	$37	1.50%
__________________________________________________________________________________
(a)Includes $791 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $59 million.
(b)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(c)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
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
Consumer loans not secured by residential real estate are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral. A comparative summary of consumer loans in nonaccrual status by product is presented in Table 22.

Table 22
NONACCRUAL CONSUMER LOANS

	December 31,
	2024		2023		2022
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$81	1.77%	$81	1.74%	$85	1.69%
Recreational finance	31	.25	36	.35	45	.49
Automobile	12	.25	14	.36	40	.88
Other	55	2.49	52	2.55	49	2.43
Total	$179	.74%	$183	.89%	$219	1.06%
Net charge-offs of commercial and industrial loans and leases in 2024 increased $200 million from 2023, reflecting higher net charge-offs of loans to the manufacturing and service industries and recreational finance dealers, and equipment finance loans and leases. The lower level of net charge-offs of permanent commercial real estate loans in 2024 as compared with 2023 reflects net charge-offs of loans secured by office properties and health services facilities as well as loans to real estate development and management companies in 2023. Consumer loan net charge-offs increased in 2024 as compared with 2023 across major portfolio types, exclusive of home equity lines and loans. A summary of net charge-offs by loan type and as a percentage of such average loans is presented in Table 23.
Table 23
NET CHARGE-OFF (RECOVERY) INFORMATION

	2024		2023		2022
(Dollars in millions)	Net Charge-Offs (Recoveries)	Percent of Average Loans	Net Charge-Offs (Recoveries)	Percent of Average Loans	Net Charge-Offs (Recoveries)	Percent of Average Loans
Commercial and industrial	$280	.48%	$80	.15%	$59	.13%
Real estate:
Commercial	62	.26	231	.88	47	.18
Residential builder and developer	—	—	2	.21	(3)	-.21
Other commercial construction	14	.24	8	.11	(7)	-.09
Residential	—	—	3	.01	2	.01
Consumer:
Home equity lines and loans	—	—	—	.01	(1)	-.02
Recreational finance	90	.80	51	.55	21	.25
Automobile	20	.44	7	.18	1	.02
Other	89	4.22	59	2.82	41	2.23
Total	$555	.41%	$441	.33%	$160	.13%

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
In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of December 31, 2024 concerns existed about the impact of elevated levels of inflation and potential increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; slower economic growth in future quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy; uncertainty related to Federal Reserve positioning of monetary policy; potential changes to federal taxation rates; the impact of international trade policies on domestic businesses; downward pressures on commercial real estate values, especially in the office sector; elevated interest rates impacting the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at each reporting date included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. In determining the allowance for credit losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of December 31, 2024 and 2023, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments, primarily related to portfolio exposures to certain commercial and industrial borrowers, commercial real estate loans secured by office properties and recreational finance consumer loans, partially contributed to the increased allowance for credit losses at December 31, 2024 as compared with December 31, 2023.
Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of December 31, 2024, 2023 and 2022 are presented in Table 24 and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.

Table 24
ALLOWANCE FOR CREDIT LOSSES MACROECONOMIC ASSUMPTIONS

	December 31, 2024			December 31, 2023			December 31, 2022
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.5%	4.7%		4.4%	4.7%		4.0%	4.1%
Real GDP growth rate	1.3	1.7	3.0%	.9	1.9	2.8%	1.0	2.5	3.5%
Commercial real estate price index growth/decline rate	-2.9	1.4	-1.4	-9.1	4.8	-4.5	-1.3	3.3	1.9
Home price index growth/ decline rate	-.1	2.4	2.3	-3.2	-.1	-3.3	-3.2	-3.1	-6.2
With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable forecast period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for credit losses. Forward-looking economic forecasts are subject to inherent imprecision and future outcomes may differ materially from forecasted events. In consideration of such uncertainty, the alternative economic scenarios shown in Table 25 were considered to estimate the possible impact on modeled credit losses.
Table 25
ALLOWANCE FOR CREDIT LOSSES SENSITIVITIES

December 31, 2024	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.0%	8.0%
Real GDP growth/decline rate	-2.4	1.7	-.7%
Commercial real estate price index decline rate	-14.8	-6.0	-20.0
Home price index growth/decline rate	-9.3	2.3	-7.2
Potential upside economic scenario:
National unemployment rate	3.4	3.2
Real GDP growth rate	3.3	2.0	5.4
Commercial real estate price index growth rate	2.0	4.7	6.8
Home price index growth rate	4.5	4.3	9.0

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$364
Potential upside economic scenario	(118)
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
A comparative allocation of the allowance for credit losses for each of the past three year ends is presented in Table 26. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodologies described herein. Variations in the allocation of the allowance by loan category as a percent of those loans reflect changes in management’s estimate of credit losses in light of economic developments. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category. Additional information about the allowance for credit losses is included in note 4 of Notes to Financial Statements.
Table 26
ALLOCATION OF THE ALLOWANCE FOR CREDIT LOSSES TO LOAN CATEGORIES

	December 31,
(Dollars in millions)	2024	2023	2022
Commercial and industrial	$769	$620	$568
Commercial real estate	599	764	611
Residential real estate	108	116	115
Consumer	708	629	631
Total	$2,184	$2,129	$1,925
As a percent of loans and leases:
Commercial and industrial	1.25%	1.09%	1.09%
Commercial real estate	2.24	2.31	1.73
Residential real estate	.47	.50	.48
Consumer	2.93	3.03	3.07
Total	1.61	1.59	1.46
Management has assessed that the allowance for credit losses at December 31, 2024 appropriately reflected expected credit losses inherent in the portfolio as of that date. The increase in the allowance for credit losses as a percent of loans and leases outstanding from December 31, 2023 to December 31, 2024 reflects a higher level of credit losses expected on certain commercial borrowers and growth in consumer recreational finance loans. Included in the allocation of the allowance for credit losses were reserves for loans secured by office properties of 4.70% at December 31, 2024 and 4.37% at December 31, 2023. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods. The reported level of the allowance for credit losses reflects management’s evaluation of the loan and lease portfolio as of each respective date.
The ratio of the allowance for credit losses to total nonaccrual loans at the end of 2024 and 2023 was 129% and 98%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income
The components of other income are presented in Table 27.
Table 27
OTHER INCOME

				Change from
	Year Ended December 31,			2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Mortgage banking revenues	$436	$409	$357	$27	7%	$52	15%
Service charges on deposit accounts	514	475	447	39	8	28	6
Trust income	675	680	741	(5)	-1	(61)	-8
Brokerage services income	121	102	88	19	19	14	17
Trading account and other non-hedging derivative gains	39	49	27	(10)	-21	22	84
Gain (loss) on bank investment securities	10	4	(6)	6	158	10	—
Other revenues from operations	632	809	703	(177)	-22	106	15
Total other income	$2,427	$2,528	$2,357	$(101)	-4%	$171	7%
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

Table 28
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

					Change from
	Year Ended December 31,			Year Ended	2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022		Amount	%	Amount	%
Residential mortgage banking revenues
Gains (losses) on loans originated for sale	$31	$25	$(2)		$6	28%	$27	—%
Loan servicing fees	150	132	83		18	13	49	58
Loan sub-servicing and other fees	124	125	154		(1)	-1	(29)	-19
Total loan servicing revenues	274	257	237		17	6	20	8
Total residential mortgage banking revenues	$305	$282	$235		$23	8%	$47	20%
New commitments to originate loans for sale	$1,375	$1,255	$314		$120	10%	$941	300%

(Dollars in millions)	December 31, 2024	December 31, 2023
Balances at period end
Loans held for sale	$211	$190
Commitments to originate loans for sale	190	163
Commitments to sell loans	353	295
Capitalized mortgage loan servicing assets (a)	368	456

Loans serviced for others	38,105	40,021
Loans sub-serviced for others (b)	111,544	115,321
Total loans serviced for others	$149,649	$155,342
__________________________________________________________________________________
(a)Additional information about the Company's capitalized residential mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 6 of Notes to Financial Statements.
(b)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were primarily held by affiliates of BLG. Information about the Company's relationship with BLG and its affiliates is included in note 23 of Notes to Financial Statements. In February 2025, the Company began sub-servicing approximately $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial.
The increase in residential mortgage banking revenues of $23 million in 2024 as compared with 2023 reflects one additional quarter of servicing fees in 2024 from a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans on March 31, 2023.

Table 29
COMMERCIAL MORTGAGE BANKING ACTIVITIES

				Change from
	Year Ended December 31,			2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$57	$58	$51	$(1)	-1%	$7	14%
Loan servicing fees and other	74	69	71	5	8	(2)	-3
Total commercial mortgage banking revenues	$131	$127	$122	$4	4%	$5	4%
Loans originated for sale to other investors	$4,536	$3,053	$3,129	$1,483	49%	$(76)	-2%

(Dollars in millions)	December 31, 2024	December 31, 2023
Balances at period end
Loans held for sale	$310	$189
Commitments to originate loans for sale	479	916
Commitments to sell loans	789	1,105
Capitalized mortgage loan servicing assets (a)	126	123

Loans serviced for others (b)	27,474	24,157
Loans sub-serviced for others	4,063	3,873
Total loans serviced for others	$31,537	$28,030
__________________________________________________________________________________
(a)Additional information about the Company's capitalized commercial mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 6 of Notes to Financial Statements.
(b)Includes $4.2 billion and $3.9 billion of loan balances at December 31, 2024 and 2023, respectively, for which investors had recourse to the Company if such balances are ultimately uncollectable.
Service charges on deposit accounts
The increase in service charges on deposit accounts from $475 million in 2023 to $514 million in 2024 reflects higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products, and a rise in consumer fees.
Trust income
Trust income primarily includes revenues from two significant businesses managed within the Company's Institutional Services and Wealth Management segment. The Institutional Services business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold assets (including retirement plan assets prior to the sale of CIT); and (iii) need investment and cash management services. The Wealth Management business offers personal trust, planning and advisory, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth.

Table 30
TRUST INCOME AND ASSETS UNDER MANAGEMENT

				Change from
	Year Ended December 31,			2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Trust income
Institutional Services	$349	$369	$442	$(20)	-6%	$(73)	-16%
Wealth Management	323	309	299	14	5	10	3
Commercial	3	2	—	1	61	2	100
Total trust income	$675	$680	$741	$(5)	-1%	$(61)	-8%

(Dollars in millions)	December 31, 2024	December 31, 2023
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$65,798	$63,963
Proprietary mutual funds	14,461	14,772
Total assets under management	$80,259	$78,735
In April 2023, M&T completed the divestiture of its CIT business to a private equity firm. Revenues associated with that business and included in Institutional Services trust income totaled $60 million and $165 million during 2023 and 2022, respectively. After considering expenses, the results of operations of that business were not material to M&T's net income in 2023 and 2022. Institutional Services trust income not related to the CIT business increased $40 million in 2024 as compared with 2023 reflecting higher sales and fund management fees from its global capital markets business. The rise in trust income from the Wealth Management business in 2024 as compared with 2023 reflected the impact of higher levels of assets under management and improved market performance associated with those managed assets.
Brokerage services income
Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial, an independent financial services broker, increased $19 million in 2024 as compared with 2023 reflecting higher sales of annuities.
Trading account and other non-hedging derivative gains
The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 17 of Notes to Financial Statements and herein under the heading "Market Risk and Interest Rate Sensitivity." The decline in income from trading account and other non-hedging derivative gains in 2024 as compared with 2023 reflects lower revenues from interest rate swap transactions with commercial customers.

Gain (loss) on bank investment securities
The Company recognized a net gain on investment securities of $10 million in 2024, compared with a net gain of $4 million in 2023. In 2024, the Company divested of certain debt and equity investment securities that were not considered relevant in its current balance sheet management strategies. The net gain in 2024 reflects realized gains on the sale of equity investments in Fannie Mae and Freddie Mac preferred securities, partially offset by net realized losses on the sale of certain non-agency debt investment securities.
Other revenues from operations
The components of other revenues from operations are presented in Table 31.
Table 31
OTHER REVENUES FROM OPERATIONS

				Change from
	Year Ended December 31,			2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Letter of credit and other credit-related fees	$197	$187	$165	$10	5%	$22	14%
Merchant discount and credit card fees	174	172	169	2	1	3	2
Bank owned life insurance revenue (a)	65	63	44	2	2	19	45
BLG income (b)	48	20	30	28	140	(10)	-33
Equipment operating lease income	44	56	43	(12)	-20	13	29
Insurance income	19	18	48	1	9	(30)	-63
Gain on divestiture of CIT	—	225	—	(225)	-100	225	100
Gain on divestiture of MTIA	—	—	136	—	—	(136)	-100
Other	85	68	68	17	24	—	—
Total other revenues from operations	$632	$809	$703	$(177)	-22%	$106	15%
__________________________________________________________________________________
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
(b)During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions when declared by BLG that result in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions are not within M&T's control. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 23 of Notes to Financial Statements.
Other revenues from operations in 2024 declined $177 million from 2023 reflecting a $225 million gain on the sale of the CIT business in April 2023 and a decline in equipment operating lease income reflecting higher gains on sales of leased equipment in 2023. Those unfavorable factors were partially offset by a $28 million increase in distributions received from M&T's investment in BLG and a $10 million rise in letter of credit and other credit-related fees, reflecting higher lines of credit and line usage fees, partially offset by lower loan syndication fees.

Other Expense
The components of other expense are presented in Table 32.
Table 32
OTHER EXPENSE

				Change from
	Year Ended December 31,			2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022 (a)	Amount	%	Amount	%
Salaries and employee benefits	$3,162	$2,997	$2,787	$165	6%	$210	8%
Equipment and net occupancy	512	520	474	(8)	-2	46	10
Outside data processing and software	492	437	376	55	13	61	16
Professional and other services	344	413	509	(69)	-17	(96)	-19
FDIC assessments	146	315	90	(169)	-54	225	249
Advertising and marketing	104	108	90	(4)	-3	18	19
Amortization of core deposit and other intangible assets	53	62	56	(9)	-15	6	12
Other costs of operations	546	527	668	19	3	(141)	-21
Total other expense	$5,359	$5,379	$5,050	$(20)	—%	$329	7%
__________________________________________________________________________________
(a)Includes merger-related expenses considered "nonoperating" in nature totaling $338 million in 2022. Table 3 provides a summary of merger-related expenses in the reconciliation of GAAP amounts to non-GAAP measures. No merger-related expenses were incurred in 2024 and 2023.
Salaries and employee benefits
Salaries and employee benefits expense increased $165 million in 2024 as compared with 2023 reflecting higher salaries expense from annual merit and other increases and a rise in incentive compensation, partially offset by lower average staffing levels. The average number of full-time equivalent employees was 22,027 in 2024 as compared with 22,664 in 2023, whereas full-time equivalent employees totaled 22,101 and 21,980 at December 31, 2024 and 2023, respectively. Stock-based compensation expense totaled $116 million in 2024 as compared with $118 million in 2023.
The Company provides pension, retirement savings and other postretirement benefits for its employees. Expenses related to such benefits totaled $71 million in 2024 and $74 million in 2023. The amounts recorded in salaries and employee benefits expense and other costs of operations, respectively, from the preceding sentence were as follows: $173 million and ($102 million) in 2024; and $164 million and ($90 million) in 2023. The Company sponsors both defined benefit and defined contribution pension plans. Pension expense for those plans was a net benefit of $28 million in 2024 and $21 million in 2023. Components of pension expense included in other costs of operations reflect the amortization of net unrecognized gains and losses included in accumulated other comprehensive income. In the recent year, the Company recognized a $12 million benefit in other costs of operations associated with the solicited election of certain participants in M&T's defined benefit pension plan to accept a lump-sum distribution in the fourth quarter of 2024 in lieu of future retirement benefit payments. Approximately $171 million of lump-sum settlements were distributed from the pension plan in December 2024, representing approximately 8% of the plan's accumulated benefit obligation at that time. The Company does not expect that such distribution will have a material impact on its noninterest expense in 2025. Information about the Company’s pension plans, including significant assumptions utilized in completing actuarial calculations for the plans, is included in note 12 of Notes to Financial Statements. The Company’s retirement savings plan is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. Retirement savings plan expense reflecting the Company’s employer matching contribution was $100 million in 2024 and $96 million in 2023.
Nonpersonnel expenses
As described herein within Part I, Item 1, "Business," on November 16, 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use in 2023 of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain failed banks. Based on estimates at the time the rule was finalized and subsequent information provided by the FDIC regarding the estimated costs of resolution, the Company recognized expense for the special assessment of $34 million in 2024 and $197 million in 2023 in the Consolidated Statement of Income.
After considering FDIC assessments, the $16 million decrease in nonpersonnel expenses in 2024 as compared with 2023 reflects a decline in professional and other services expense of $69 million, predominantly from lower sub-advisory fees as a result of the sale of the CIT business in April 2023 and a decline in management consulting costs, a decrease in losses associated with certain retail banking activities and a benefit related to voluntary lump-sum distributions to certain M&T pension plan participants. Partially offsetting those favorable factors were higher outside data processing and software costs of $55 million, vacated facility write-downs of $27 million in 2024 and losses on the redemption of certain issuances of M&T's Junior Subordinated Debentures of $20 million in 2024 as described in note 8 of Notes to Financial Statements.
Income Taxes
The provision for income taxes was $722 million in 2024, compared with $878 million in 2023. The effective tax rates were 21.8% and 24.3% in 2024 and 2023, respectively. Income tax expense in 2024 reflects a $14 million discrete tax benefit related to certain tax credits claimed on a prior year return and a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. Information about amounts accrued for uncertain tax positions and a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to pre-tax income is provided in note 13 of Notes to Financial Statements.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $147.5 billion at December 31, 2024, compared with $146.5 billion at December 31, 2023. The increase in core deposits since December 31, 2023 reflects higher savings and interest-checking deposits, partially offset by lower noninterest-bearing deposits, as customers shifted funds to interest-bearing accounts in an elevated interest rate environment, and maturing time deposits.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. M&T has, in the past, issued Junior Subordinated Debentures associated with trust preferred obligations to provide liquidity and enhance regulatory capital ratios. At December 31, 2024 and 2023, long-term borrowings aggregated $12.6 billion and $8.2 billion, respectively, and short-term borrowings aggregated $1.1 billion and $5.3 billion, respectively. Information about the Company’s borrowings is included in note 8 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts which aggregated $9.8 billion and $7.8 billion at December 31, 2024 and 2023, respectively. Brokered time deposits declined $5.1 billion to $1.0 billion at December 31, 2024 from $6.1 billion at December 31, 2023, as brokered time deposits matured. The change in the composition and levels of brokered deposits during 2024 as compared with 2023, reflects a mix shift in the Company's wholesale funding strategy. Approximately 69% of brokered time deposits at December 31, 2024 have a contractual maturity date in 2025.
Total uninsured deposits were estimated to be $73.0 billion at December 31, 2024 and $67.0 billion at December 31, 2023. Approximately $9.1 billion and $10.7 billion of those uninsured deposits were collateralized by the Company at December 31, 2024 and 2023, respectively. The Company maintains available liquidity sources, as presented in Table 38, which represent approximately 133% of uninsured deposits that are not collateralized by the Company at December 31, 2024.
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

Information about the credit ratings of M&T and M&T Bank at December 31, 2024 is presented in Table 33.
Table 33
DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch	Morningstar DBRS
M&T:
Senior debt	Baa1	BBB+	A	A
Subordinated debt	Baa1	BBB	A-	A (low)
M&T Bank:
Short-term deposits	Prime-1	A-2	F1	R-1 (middle)
Long-term deposits	A1	A-	A+	A (high)
Senior debt	A3	A-	A	A (high)
Subordinated debt	A3	BBB+	A-	A
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2024, approximately $2.3 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 8 of Notes to Financial Statements. As a BHC, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business," and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of December 31, 2024, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 44 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 93% of the Company's debt securities portfolio at December 31, 2024. The weighted-average durations of debt investment securities available for sale and held to maturity at December 31, 2024 were 2.6 years and 5.3 years, respectively.

Table 34 provides the contractual maturity schedule and taxable-equivalent yields of debt securities as of December 31, 2024.
Table 34
MATURITY AND TAXABLE-EQUIVALENT YIELD OF DEBT SECURITIES (a)

December 31, 2024 (Dollars in millions)	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
Investment securities available for sale (b):
U.S. Treasury:
Carrying value	$2,928	$5,003	$—	$—	$7,931
Yield	3.22%	4.27%	—%	—%	3.88%
Mortgage-backed securities (c):
Government issued or guaranteed:
Carrying value	$410	$4,057	$1,756	$4,693	$10,916
Yield	4.47%	4.46%	4.59%	4.74%	4.60%
Other:
Carrying value	$1	$1	$—	$—	$2
Yield	.97%	4.58%	—%	—%	1.76%
Total investment securities available for sale:
Carrying value	$3,339	$9,061	$1,756	$4,693	$18,849
Yield	3.37%	4.35%	4.59%	4.74%	4.30%
Investment securities held to maturity:
U.S. Treasury:
Carrying value	$574	$441	$—	$—	$1,015
Yield	2.48%	2.61%	—%	—%	2.54%
Mortgage-backed securities (c):
Government issued or guaranteed:
Carrying value	$418	$1,932	$3,743	$4,714	$10,807
Yield	3.14%	3.18%	3.27%	3.16%	3.20%
Privately issued:
Carrying value	$3	$11	$14	$9	$37
Yield	8.17%	8.17%	8.17%	7.80%	8.08%
State and political subdivisions:
Carrying value	$28	$194	$1,491	$622	$2,335
Yield	2.62%	2.93%	3.69%	4.30%	3.78%
Other:
Carrying value	$—	$—	$—	$1	$1
Yield	—%	—%	—%	5.95%	5.95%
Total investment securities held to maturity:
Carrying value	$1,023	$2,578	$5,248	$5,346	$14,195
Yield	2.77%	3.08%	3.40%	3.30%	3.26%
Total debt investment securities:
Carrying value	$4,362	$11,639	$7,004	$10,039	$33,044
Yield	3.23%	4.07%	3.70%	3.98%	3.85%
__________________________________________________________________________________
(a)Weighted-average yields represent the current yield, including amortization of premiums and accretion of discounts, and are based on amortized cost. Yields on tax-exempt securities are calculated on a taxable-equivalent basis using a composite income tax rate of approximately 25%.
(b)Investment securities available for sale are presented at estimated fair value.
(c)Maturities are based upon contractual payments due. Actual maturities are expected to be significantly shorter as a result of loan repayments in the underlying mortgage pools.

Table 35 provides the maturity schedule of loans and leases as of December 31, 2024.
Table 35
MATURITY DISTRIBUTION OF LOANS AND LEASES (a)

December 31, 2024 (Dollars in millions)	Demand	2025	2026 - 2029	2030 - 2039	After 2039
Commercial and industrial	$9,014	$14,920	$32,719	$4,085	$67
Commercial real estate	48	10,020	12,696	3,493	16
Residential real estate	6	1,069	3,597	8,316	9,895
Consumer	556	1,955	7,519	8,898	5,050
Total	$9,624	$27,964	$56,531	$24,792	$15,028

Floating or adjustable interest rates:
Commercial and industrial			$22,633	$1,893	$31
Commercial real estate			10,345	2,330	11
Residential real estate			1,116	2,724	4,063
Consumer			962	169	3,402
Fixed or predetermined interest rates:
Commercial and industrial			10,086	2,192	36
Commercial real estate			2,351	1,163	5
Residential real estate			2,481	5,592	5,832
Consumer			6,557	8,729	1,648
Total			$56,531	$24,792	$15,028
__________________________________________________________________________________
(a)The data reflects contractually required payments, but excludes nonaccrual loans.
The Company enters into contractual obligations in the normal course of business that require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. The contractual amounts and timing of those payments as of December 31, 2024 are summarized in Table 36. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts, and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 36 summarizes the Company's other commitments as of December 31, 2024 and the timing of the expiration of such commitments.

Table 36
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2024 (Dollars in millions)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Payments due for contractual obligations:
Time deposits	$13,647	$794	$34	$1	$14,476
Short-term borrowings	1,060	—	—	—	1,060
Long-term borrowings	3,270	2,087	3,255	3,993	12,605
Operating leases	160	262	165	182	769
Other	322	250	24	86	682
Total	$18,459	$3,393	$3,478	$4,262	$29,592
Other commitments:
Commitments to extend credit (a)	$21,743	$14,168	$8,916	$4,841	$49,668
Standby letters of credit	1,353	665	206	36	2,260
Commercial letters of credit	10	48	—	—	58
Financial guarantees and indemnification contracts	214	651	1,202	2,268	4,335
Commitments to sell real estate loans	947	186	9	—	1,142
Total	$24,267	$15,718	$10,333	$7,145	$57,463
__________________________________________________________________________________
(a)Amounts exclude discretionary funding commitments to commercial customers of $12.7 billion that the Company has the unconditional right to cancel prior to funding.
Table 37 provides the maturity of time deposits over $250,000 as of December 31, 2024.
Table 37
MATURITY OF TIME DEPOSITS WITH BALANCES OVER $250,000

(Dollars in millions)	December 31, 2024
3 months or less	$1,051
Over 3 through 6 months	1,114
Over 6 through 12 months	585
Over 12 months	70
Total	$2,820
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of

New York and FRB of New York. Presented in Table 38 is a summary of the Company's available sources of liquidity at December 31, 2024 and December 31, 2023.
Table 38
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	December 31, 2024	December 31, 2023
Deposits at the FRB of New York	$18,805	$27,957
Unused secured borrowing facilities:
FRB of New York	24,546	17,106
FHLB of New York	17,655	16,765
Unencumbered investment securities (after estimated haircuts)	24,019	16,480
Total	$85,025	$78,308
Management continuously evaluates the use and mix of its various available funding alternatives, including short-term borrowings, issuances of long-term debt, the placement of brokered deposits and the securitization of certain loan products. Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. In accordance with liquidity regulations, the Company maintains a contingency funding plan to facilitate on-going liquidity management in times of liquidity stress. The plan outlines various funding options available during a liquidity stress event and establishes a clear escalation protocol to be followed within the Company's Risk Framework. The plan sets forth funding strategies and procedures that management can quickly leverage to assist in decision-making and specifies roles and responsibilities for departments impacted by a potential liquidity stress event.
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. A primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to limit the variability of net interest income.
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At December 31, 2024, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $22.8 billion. In addition, the Company has entered into $13.4 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading "Net interest margin" and in note 17 of Notes to Financial Statements.
The accompanying table as of December 31, 2024 and 2023 displays the estimated impact on net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
Table 39
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

(Dollars in millions)	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	December 31, 2024	December 31, 2023
+200 basis points	$(4)	$(18)
+100 basis points	16	20
-100 basis points	(36)	(46)
-200 basis points	(81)	(83)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Changes in amounts presented since December 31, 2023 reflect changes in portfolio composition (including purchases of investment securities, shifts between noninterest-bearing and interest-bearing deposit products, lower levels of brokered time deposits and short-term borrowings and higher levels of long-term borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 50 basis points in September 2024 followed by additional reductions of 25 basis points in each of November and December of 2024. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through December 31, 2024 approximated 45%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of existing assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -5.1% and 2.5%, respectively, as of December 31, 2024, and -1.9% and -.5%, respectively, at December 31, 2023.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 19 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 17 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $206 million and $787 million, respectively, at December 31, 2024 and $256 million and $898 million, respectively, at December 31, 2023. The fair value of asset and liability amounts at December 31, 2024 have been reduced by contractual settlements of $686 million and $15 million, respectively, and at December 31, 2023 have been reduced by contractual settlements of $783 million and $32 million, respectively. The amounts associated with the Company's non-hedging derivative activities at December 31, 2024 and 2023 reflect changes in values associated with the interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.
Trading account assets were $101 million at December 31, 2024 and $106 million at December 31, 2023. Included in trading account assets were assets related to deferred compensation plans aggregating $22 million at each of December 31, 2024 and 2023. Changes in the fair values of such assets are recorded as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in Accrued interest and other liabilities in the Consolidated Balance Sheet at each of December 31, 2024 and 2023 were $27 million of liabilities related to deferred compensation plans. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recognized in Other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $79 million at December 31, 2024 and $80 million at December 31, 2023.
Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at December 31, 2024, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 17 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends.
Table 41
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

	December 31,
(Dollars in millions, except per share)	2024	2023	2022
Preferred stock	$2,394	$2,011	$2,011
Common shareholders' equity	26,633	24,946	23,307
Total shareholders' equity	$29,027	$26,957	$25,318
Per share:
Common shareholders’ equity	$160.90	$150.15	$137.68
Tangible common shareholders’ equity (a)	109.36	98.54	86.59
Ratios:
Shareholders' equity to total assets	13.95%	12.94%	12.61%
Tangible common shareholders' equity to tangible assets (a)	9.07	8.20	7.63
Cash dividends declared for year ended:
Common stock	$899	$871	$787
Common stock per share	5.35	5.20	4.80
Common share dividend payout ratio	36.63%	32.97%	41.56%
Preferred stock	$134	$100	$97
__________________________________________________________________________________
(a)Reconciliations of common shareholders’ equity to tangible common equity and total assets to tangible assets as of December 31, 2024, 2023 and 2022 are presented in Table 3.
During 2024, 2023 and 2022, the ratio of average total shareholders’ equity to average total assets was 13.28%, 12.61% and 12.51%, respectively. The ratio of average common shareholders’ equity to average total assets was 12.17%, 11.63% and 11.49% in 2024, 2023 and 2022, respectively.
On August 15, 2024, M&T redeemed all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, for $350 million. On May 13, 2024, M&T issued 75,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. Additional information about the issued and outstanding preferred stock of M&T is included in note 9 of Notes to Financial Statements.
Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities classified as available for sale, gains or losses associated with interest rate swap agreements designated as cash flow hedges and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The components of accumulated other comprehensive income (loss) are presented in Table 42.
Table 42
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

	Year Ended December 31,
(Dollars in millions, except per share)	2024	2023	2022
Investment securities unrealized losses, net (a)	$(153)	$(187)	$(329)
Cash flow hedges unrealized losses, net (b)	(101)	(151)	(249)
Defined benefit plans adjustments, net (c)	98	(115)	(202)
Other, net	(8)	(6)	(10)
Total	$(164)	$(459)	$(790)

Accumulated other comprehensive income (loss), net, per common share	$(0.99)	$(2.76)	$(4.67)
__________________________________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 17 of Notes to Financial Statements.
(c)Refer to note 12 of Notes to Financial Statements.
Reflected in the carrying amount of available-for-sale investment securities at December 31, 2024 were pre-tax effect unrealized gains of $34 million on securities with an amortized cost of $5.6 billion and pre-tax effect unrealized losses of $239 million on securities with an amortized cost of $13.2 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 19 of Notes to Financial Statements. As also described in note 3 of Notes to Financial Statements, the Company does not expect any material credit-related losses with respect to its investment securities portfolio at December 31, 2024.
Pursuant to previously approved capital plans and authorizations by M&T's Board of Directors, M&T repurchased 2,148,042 shares of its common stock for a total cost of $400 million, including the share repurchase excise tax, in 2024. M&T repurchased 3,838,157 shares of its common stock for a total cost of $600 million, including the share repurchase excise tax, in 2023 and 10,453,282 shares of its common stock for $1.8 billion in 2022. On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
M&T and its subsidiary banks are required to comply with applicable Capital Rules including retention of minimum risk-based capital ratios by M&T and its bank subsidiaries. Capital Rules also require buffers in addition to those minimum risk-based capital ratios. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. In June 2024, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2024, M&T's SCB of 3.8% became effective. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2024 are presented in note 22 of Notes to Financial Statements. A detailed discussion of the Capital Rules is included in Part I, Item 1 of this Form 10-K under the heading "Capital Requirements."

Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $94 million at December 31, 2024. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2024 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at December 31, 2024. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at December 31, 2024, inclusive of the projected repayment of notes receivables from bank subsidiaries, covered projected cash outflows for 44 months, including dividends on common and preferred stock, debt service and scheduled debt maturities. Information concerning goodwill and other intangible assets is included in note 7 of Notes to Financial Statements.
The Company is subject to the comprehensive regulatory framework applicable to BHCs and FHCs and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the DIF of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and on M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1, "Supervision and Regulation of the Company" of this Form 10-K.
As described in Part I, Item 1, "Capital Requirements" of this Form 10-K, on July 27, 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. Management continues to evaluate the impact of the proposed rules on the regulatory capital requirements of M&T and its subsidiary banks. At December 31, 2024, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have reduced the Company's CET1 capital ratio by 4 basis points.
Segment Information
Reportable segments have been determined based upon the Company’s organizational structure which is primarily arranged around the delivery of products and services to similar customer types. The reportable segments are Commercial Bank, Retail Bank, and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segment results have been included in the "All Other" category.

A description of the business activities conducted by each of the Company's segments and the accounting policies utilized in compiling financial information of such segments is provided in note 21 of Notes to Financial Statements. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segments and the financial information of the reported segments are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
Table 43
NET INCOME (LOSS) BY SEGMENT

				Change from
				2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Commercial Bank	$871	$1,039	$1,242	$(168)	-16%	$(203)	-16%
Retail Bank	1,716	1,838	1,039	(122)	-7	799	77
Institutional Services and Wealth Management	535	620	402	(85)	-14	218	54
All Other	(534)	(756)	(691)	222	29	(65)	-9
Total net income	$2,588	$2,741	$1,992	$(153)	-6%	$749	38%
Commercial Bank
Table 44
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

				Change from
				2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Income Statement
Net interest income	$2,212	$2,409	$2,302	$(197)	-8%	$107	5%
Noninterest income	672	658	588	14	2	70	12
Total revenue	2,884	3,067	2,890	(183)	-6	177	6
Provision for credit losses	266	297	66	(31)	-10	231	348
Noninterest expense	1,424	1,346	1,124	78	6	222	20
Income before taxes	1,194	1,424	1,700	(230)	-16	(276)	-16
Income taxes	323	385	458	(62)	-16	(73)	-16
Net income	$871	$1,039	$1,242	$(168)	-16%	$(203)	-16%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$51,168	$46,532	$36,386	$4,636	10%	$10,146	28%
Commercial real estate	28,406	32,514	32,775	(4,108)	-13	(261)	-1
Residential real estate	433	409	269	24	6	140	52
Consumer	22	24	24	(2)	-8	—	-2
Total loans and leases	$80,029	$79,479	$69,454	$550	1%	$10,025	14%
Deposits:
Noninterest-bearing	$12,478	$17,173	$26,084	$(4,695)	-27%	$(8,911)	-34%
Interest-bearing	31,881	25,246	17,744	6,635	26	7,502	42
Total deposits	$44,359	$42,419	$43,828	$1,940	5%	$(1,409)	-3%

Net income for the Commercial Bank segment was $871 million in 2024, compared with $1.04 billion in 2023.
•Net interest income declined $197 million reflecting a narrowing of the net interest margin on average deposits and loans of 33 basis points and 14 basis points, respectively, partially offset by a rise in average outstanding deposit balances of $1.9 billion.
•The provision for credit losses decreased $31 million reflecting a change in mix in portfolio composition of commercial real estate loans and commercial and industrial loans.
•Noninterest income increased $14 million reflecting higher service charges on deposit accounts and higher credit-related fees, partially offset by lower gains on sales of leased equipment.
•Noninterest expense increased $78 million reflecting a rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Commercial Bank segment of $35 million and an increase in personnel-related costs of $33 million.
•The increase in average loans in 2024 as compared with 2023 reflects higher average balances of commercial and industrial loans including growth that spanned most industry types, partially offset by a reduction in average commercial real estate loans, including average construction loans.
•Average deposits grew $1.9 billion in 2024 as compared with 2023 reflecting a shift in customer funds from noninterest-bearing accounts to interest-bearing products amidst an elevated interest rate environment.

Retail Bank
Table 45
RETAIL BANK SEGMENT FINANCIAL SUMMARY

				Change from
				2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Income Statement
Net interest income	$4,288	$4,352	$3,008	$(64)	-1%	$1,344	45%
Noninterest income	810	762	703	48	6	59	9
Total revenue	5,098	5,114	3,711	(16)	—	1,403	38
Provision for credit losses	288	173	101	115	67	72	72
Noninterest expense	2,499	2,457	2,207	42	2	250	11
Income before taxes	2,311	2,484	1,403	(173)	-7	1,081	77
Income taxes	595	646	364	(51)	-8	282	78
Net income	$1,716	$1,838	$1,039	$(122)	-7%	$799	77%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$6,810	$6,779	$6,921	$31	—%	$(142)	-2%
Commercial real estate	1,827	1,901	1,540	(74)	-4	361	23
Residential real estate	20,587	21,439	19,225	(852)	-4	2,214	12
Consumer	21,738	19,546	18,697	2,192	11	849	5
Total loans and leases	$50,962	$49,665	$46,383	$1,297	3%	$3,282	7%
Deposits:
Noninterest-bearing	$24,938	$28,399	$30,274	$(3,461)	-12%	$(1,875)	-6%
Interest-bearing	66,338	63,067	60,581	3,271	5	2,486	4
Total deposits	$91,276	$91,466	$90,855	$(190)	—%	$611	1%
Net income for the Retail Bank segment was $1.72 billion in 2024, a decrease of $122 million as compared with 2023.
•Net interest income decreased $64 million, reflecting a narrowing of the net interest margin on deposits of 6 basis points, partially offset by higher average loan balances of $1.3 billion.
•The provision for credit losses increased $115 million reflecting higher net charge-offs of consumer and business banking loans and loan growth, including higher average balances of recreational vehicle and automobile loans.
•Noninterest income increased $48 million including higher residential mortgage loan servicing fees, reflecting the bulk purchase of residential mortgage loan servicing rights at the end of the first quarter of 2023, and a rise in service charges on deposit accounts.
•Noninterest expense rose $42 million predominantly due to higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $84 million, partially offset by lower other costs of operations of $31 million, reflecting lower losses on certain retail banking activities, and a decline in equipment and net occupancy costs.
•The increase in average loans in 2024 as compared with 2023 reflects an increase in average balances of recreational finance and automobile loans, partially offset by lower average balances of residential mortgage loans.

•Average deposits in 2024 as compared with 2023 reflect a shift from noninterest-bearing accounts to interest-bearing products, including time deposits, amidst an elevated interest rate environment.
Institutional Services and Wealth Management
Table 46
INSTITUTIONAL SERVICES AND WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

				Change from
				2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Income Statement
Net interest income	$748	$700	$403	$48	7%	$297	74%
Noninterest income	809	1,005	1,007	(196)	-19	(2)	—
Total revenue	1,557	1,705	1,410	(148)	-9	295	21
Provision for credit losses	6	—	(1)	6	100	1	100
Noninterest expense	831	867	867	(36)	-4	—	—
Income before taxes	720	838	544	(118)	-14	294	54
Income taxes	185	218	142	(33)	-15	76	54
Net income	$535	$620	$402	$(85)	-14%	$218	54%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$747	$787	$820	$(40)	-5%	$(33)	-4%
Commercial real estate	38	56	56	(18)	-32	—	—
Residential real estate	2,036	1,766	1,629	270	15	137	8
Consumer	745	804	810	(59)	-7	(6)	-1
Total loans and leases	$3,566	$3,413	$3,315	$153	4%	$98	3%
Deposits:
Noninterest-bearing	$9,168	$9,224	$11,676	$(56)	-1%	$(2,452)	-21%
Interest-bearing	8,113	7,137	7,680	976	14	(543)	-7
Total deposits	$17,281	$16,361	$19,356	$920	6%	$(2,995)	-15%
Net income for the Institutional Services and Wealth Management segment was $535 million in 2024, a decrease of $85 million from 2023.
•Net interest income increased $48 million reflecting a widening of the net interest margin on deposits of 3 basis points and an increase in average outstanding deposit balances of $920 million.
•Noninterest income decreased $196 million predominantly due to the $225 million gain on sale of the CIT business in the second quarter of 2023 and a decline in trust income of $6 million. The lower trust income reflects lower revenues associated with the CIT business of $60 million following its sale, partially offset by higher non-CIT related revenues of $54 million reflecting improved sales in the segment's global capital markets business and a rise in fee income from the wealth management business reflecting higher assets under management and favorable market performance. Those unfavorable factors were partially offset by higher brokerage services income of $19 million, reflecting increased annuities sales.

•Noninterest expense decreased $36 million reflecting a $57 million decline in professional and other services expense due, in part, to lower sub-advisory fees as a result of the sale of the CIT business, partially offset by an increase of $9 million in centrally-allocated costs associated with data processing, risk management, and other support services provided to the Institutional Services and Wealth Management segment and $8 million in personnel-related costs.
All Other
Table 47
ALL OTHER CATEGORY FINANCIAL SUMMARY

				Change from
				2023 to 2024		2022 to 2023
(Dollars in millions)	2024	2023	2022	Amount	%	Amount	%
Income Statement
Net interest income (expense)	$(396)	$(346)	$109	$(50)	-14%	$(455)	-419%
Noninterest income	136	103	59	33	31	44	74
Total revenue (expense)	(260)	(243)	168	(17)	-7	(411)	-244
Provision for credit losses	50	175	351	(125)	-72	(176)	-50
Noninterest expense	605	709	852	(104)	-15	(143)	-17
Loss before taxes	(915)	(1,127)	(1,035)	212	19	(92)	-9
Income taxes	(381)	(371)	(344)	(10)	-3	(27)	-8
Net loss	$(534)	$(756)	$(691)	$222	29%	$(65)	-9%
The "All Other" category recorded a net loss of $534 million in 2024, compared with a net loss of $756 million in 2023.
•Net interest expense increased $50 million reflecting the unfavorable impact of interest rate swap agreements entered into for interest rate risk management purposes, partially offset by the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Provision for credit losses decreased $125 million reflecting the net impact of the allocation of the provision for credit losses to reportable segments.
•Noninterest income increased $33 million reflecting an increase in distributions from M&T's investment in BLG of $28 million and higher net gains on bank investment securities, including realized net gains in 2024 from the divestment of certain debt and equity investment securities that were not considered relevant to the Company's current balance sheet management strategies.
•Noninterest expense decreased $104 million reflecting lower FDIC special assessments, partially offset by higher personnel-related costs.

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
Accounting for credit losses
The allowance for credit losses represents a valuation account that is deducted from the amortized cost basis of certain financial assets, including loans and leases, to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance as deemed necessary by management. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macroeconomic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment, GDP and real estate prices. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans. These forecasts may be adjusted for inherent limitations or biases of the models as well as for other factors that may not be adequately considered in the Company’s quantitative methodologies. Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for credit losses in future periods. A discussion of facts and circumstances considered by management in determining the allowance for credit losses is included herein under the heading "Provision for Credit Losses" and in note 4 of Notes to Financial Statements.
Valuation methodologies
Management of the Company applies various valuation methodologies to assets and liabilities which often involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Quoted market prices are referred to when estimating fair values for certain assets, such as investment securities and residential real estate loans held for sale and related commitments. However, for those items for which an observable liquid market does not exist, management utilizes significant estimates and assumptions to value such items. Examples of these items include loans, deposits, borrowings, goodwill, core deposit and other intangible assets, other assets and liabilities obtained or assumed in business combinations, capitalized servicing assets, pension benefit obligations and certain derivative and other financial instruments. These valuations require the use of various assumptions, including, among others, discount rates, rates of return on assets, repayment rates, cash flows, default rates, costs of servicing and liquidation values. The use of different assumptions could produce significantly different results, which could have material positive or negative effects on the Company’s results of operations, financial condition or disclosures of fair value information. In addition to valuation, the Company must assess whether there are any declines in value below the carrying value of assets that require recognition of a loss in the Consolidated Statement of Income. Examples include certain investments, capitalized servicing assets, goodwill and core deposit and other intangible assets, among others. Specific assumptions and estimates utilized by management are discussed in detail herein in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in notes 1, 2, 3, 6, 7, 12, 17 and 19 of Notes to Financial Statements.
Commitments, contingencies and off-balance sheet arrangements
Information regarding the Company’s commitments and contingencies, including guarantees and contingent liabilities arising from litigation, and their potential effects on the Company’s results of operations is included in note 20 of Notes to Financial Statements. In addition, the Company is routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should tax laws change or the tax authorities determine that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Information regarding the Company’s income taxes is presented in note 13 of Notes to Financial Statements.
Recent Accounting Developments
A discussion of recent accounting developments is included in note 1 of Notes to Financial Statements.
Forward-Looking Statements
"Management’s Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this Form 10-K contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statement that does not describe historical or current facts is a forward-looking statement, including statements based on current expectations, estimates and projections about the Company’s business, and management’s beliefs and assumptions.
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
While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks more fully discussed in Part I, Item 1A, "Risk Factors" of this Form 10-K: economic conditions and growth rates, including inflation and market volatility; events and developments in the financial services industry, including industry conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company’s credit ratings; domestic or international political developments and other geopolitical events, including international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding and common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the FASB, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, as noted, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which M&T and its subsidiaries do business, and other factors. Further details regarding such factors, risks and uncertainties related to the Company are described in the "Risk Factors" section of this Form 10-K.
Forward-looking statements speak only as of the date they are made, and the Company assumes no duty and does not undertake to update forward-looking statements.

Table 48
QUARTERLY TRENDS

	2024 Quarters				2023 Quarters
(Dollars in millions, except per share)	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,719	$2,798	$2,802	$2,757	$2,753	$2,656	$2,530	$2,341
Interest expense	979	1,059	1,071	1,065	1,018	866	717	509
Net interest income	1,740	1,739	1,731	1,692	1,735	1,790	1,813	1,832
Less: provision for credit losses	140	120	150	200	225	150	150	120
Other income	657	606	584	580	578	560	803	587
Less: other expense	1,363	1,303	1,297	1,396	1,450	1,278	1,293	1,359
Income before income taxes	894	922	868	676	638	922	1,173	940
Applicable income taxes	201	188	200	133	143	217	292	224
Taxable-equivalent adjustment	12	13	13	12	13	15	14	14
Net income	$681	$721	$655	$531	$482	$690	$867	$702
Net income available to common shareholders — diluted	$644	$674	$626	$505	$457	$664	$841	$676
Per common share data:
Basic earnings	3.88	4.04	3.75	3.04	2.75	4.00	5.07	4.03
Diluted earnings	3.86	4.02	3.73	3.02	2.74	3.98	5.05	4.01
Cash dividends	1.35	1.35	1.35	1.30	1.30	1.30	1.30	1.30
Average common shares outstanding:
Basic	165,838	166,671	166,951	166,460	165,985	165,909	165,842	167,732
Diluted	166,969	167,567	167,659	167,084	166,731	166,570	166,320	168,410
Performance ratios
Annualized return on:
Average assets	1.28%	1.37%	1.24%	1.01%	.92%	1.33%	1.70%	1.40%
Average common shareholders’ equity	9.75	10.26	9.95	8.14	7.41	10.99	14.27	11.74
Net interest margin on average earning assets (taxable-equivalent basis)	3.58	3.62	3.59	3.52	3.61	3.79	3.91	4.04
Nonaccrual loans to total loans and leases	1.25	1.42	1.50	1.71	1.62	1.77	1.83	1.92
Net operating (tangible) results (a)
Net operating income	$691	$731	$665	$543	$494	$702	$879	$715
Diluted net operating income per common share	3.92	4.08	3.79	3.09	2.81	4.05	5.12	4.09
Annualized return on:
Average tangible assets	1.35%	1.45%	1.31%	1.08%	.98%	1.41%	1.80%	1.49%
Average tangible common shareholders’ equity	14.66	15.47	15.27	12.67	11.70	17.41	22.73	19.00
Efficiency ratio (b)	56.8	55.0	55.3	60.8	62.1	53.7	48.9	55.5
Balance sheet data
Average balances:
Total assets (c)	$211,853	$209,581	$211,981	$211,478	$208,752	$205,791	$204,376	$202,599
Total tangible assets (c)	203,317	201,031	203,420	202,906	200,172	197,199	195,764	193,957
Earning assets	193,106	191,366	193,676	193,135	190,536	187,403	185,936	184,069
Investment securities	33,679	31,023	29,695	28,587	27,490	27,993	28,623	27,622
Loans and leases	135,723	134,751	134,588	133,796	132,770	132,617	133,545	132,012
Deposits	164,639	161,505	163,491	164,065	164,713	162,688	159,399	161,537
Borrowings	14,228	15,428	16,452	16,001	13,057	12,585	15,055	11,505
Common shareholders’ equity (c)	26,313	26,160	25,340	25,008	24,489	24,009	23,674	23,366
Tangible common shareholders’ equity (c)	17,777	17,610	16,779	16,436	15,909	15,417	15,062	14,724
At end of quarter:
Total assets (c)	208,105	211,785	208,855	215,137	208,264	209,124	207,672	202,956
Total tangible assets (c)	199,574	203,243	200,302	206,574	199,689	200,538	199,074	194,321
Earning assets	188,606	192,766	189,787	195,712	189,140	189,942	188,504	183,853
Investment securities	34,051	32,327	29,894	28,496	26,897	27,336	27,916	28,443
Loans and leases	135,581	135,920	135,002	134,973	134,068	132,355	133,344	132,938
Deposits	161,095	164,554	159,910	167,196	163,274	164,128	162,058	159,075
Borrowings	13,665	14,188	16,083	16,245	13,517	13,854	15,325	14,458
Common shareholders’ equity (c)	26,633	26,482	25,680	25,158	24,946	24,186	23,790	23,366
Tangible common shareholders’ equity (c)	18,102	17,940	17,127	16,595	16,371	15,600	15,192	14,731
Equity per common share	160.90	159.38	153.57	150.90	150.15	145.72	143.41	140.88
Tangible equity per common share	109.36	107.97	102.42	99.54	98.54	93.99	91.58	88.81
__________________________________________________________________________________
(a)Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 49.
(b)Excludes impact of merger-related expenses and net securities transactions.
(c)The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 49.

Table 49
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2024 Quarters				2023 Quarters
(Dollars in millions, except per share)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$681	$721	$655	$531	$482	$690	$867	$702
Amortization of core deposit and other intangible assets (a)	10	10	10	12	12	12	12	13
Net operating income	$691	$731	$665	$543	$494	$702	$879	$715
Earnings per common share
Diluted earnings per common share	$3.86	$4.02	$3.73	$3.02	$2.74	$3.98	$5.05	$4.01
Amortization of core deposit and other intangible assets (a)	.06	.06	.06	.07	.07	.07	.07	.08
Diluted net operating earnings per common share	$3.92	$4.08	$3.79	$3.09	$2.81	$4.05	$5.12	$4.09
Other expense
Other expense	$1,363	$1,303	$1,297	$1,396	$1,450	$1,278	$1,293	$1,359
Amortization of core deposit and other intangible assets	(13)	(12)	(13)	(15)	(15)	(15)	(15)	(17)
Noninterest operating expense	$1,350	$1,291	$1,284	$1,381	$1,435	$1,263	$1,278	$1,342
Efficiency ratio
Noninterest operating expense (numerator)	$1,350	$1,291	$1,284	$1,381	$1,435	$1,263	$1,278	$1,342
Taxable-equivalent net interest income	$1,740	$1,739	$1,731	$1,692	$1,735	$1,790	$1,813	$1,832
Other income	657	606	584	580	578	560	803	587
Less: Gain (loss) on bank investment securities	18	(2)	(8)	2	4	—	1	—
Denominator	$2,379	$2,347	$2,323	$2,270	$2,309	$2,350	$2,615	$2,419
Efficiency ratio	56.8%	55.0%	55.3%	60.8%	62.1%	53.7%	48.9%	55.5%
Balance sheet data
Average assets
Average assets	$211,853	$209,581	$211,981	$211,478	$208,752	$205,791	$204,376	$202,599
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(100)	(113)	(126)	(140)	(154)	(170)	(185)	(201)
Deferred taxes	29	28	30	33	39	43	46	49
Average tangible assets	$203,317	$201,031	$203,420	$202,906	$200,172	$197,199	$195,764	$193,957
Average common equity
Average total equity	$28,707	$28,725	$27,745	$27,019	$26,500	$26,020	$25,685	$25,377
Preferred stock	(2,394)	(2,565)	(2,405)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Average common equity	26,313	26,160	25,340	25,008	24,489	24,009	23,674	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,473)	(8,490)
Core deposit and other intangible assets	(100)	(113)	(126)	(140)	(154)	(170)	(185)	(201)
Deferred taxes	29	28	30	33	39	43	46	49
Average tangible common equity	$17,777	$17,610	$16,779	$16,436	$15,909	$15,417	$15,062	$14,724
At end of quarter
Total assets
Total assets	$208,105	$211,785	$208,855	$215,137	$208,264	$209,124	$207,672	$202,956
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(94)	(107)	(119)	(132)	(147)	(162)	(177)	(192)
Deferred taxes	28	30	31	34	37	41	44	47
Total tangible assets	$199,574	$203,243	$200,302	$206,574	$199,689	$200,538	$199,074	$194,321
Total common equity
Total equity	$29,027	$28,876	$28,424	$27,169	$26,957	$26,197	$25,801	$25,377
Preferred stock	(2,394)	(2,394)	(2,744)	(2,011)	(2,011)	(2,011)	(2,011)	(2,011)
Common equity	26,633	26,482	25,680	25,158	24,946	24,186	23,790	23,366
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,490)
Core deposit and other intangible assets	(94)	(107)	(119)	(132)	(147)	(162)	(177)	(192)
Deferred taxes	28	30	31	34	37	41	44	47
Total tangible common equity	$18,102	$17,940	$17,127	$16,595	$16,371	$15,600	$15,192	$14,731
__________________________________________________________________________________
(a)After any related tax effect.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the discussion contained in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" (including Table 39) and "Capital."
Item 8.             Financial Statements and Supplementary Data.
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 48 "Quarterly Trends" presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024 based on criteria described in "Internal Control — Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2024.
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
Chairman of the Board and Chief Executive Officer

Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of M&T Bank Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Allowance for Credit Losses – Adjustments to model forecasts
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for credit losses of $2.2 billion reflects management's expected credit losses in the loan and lease portfolio of $135.6 billion as of December 31, 2024. For purposes of determining the level of the allowance for credit losses, management evaluates the Company’s loan and lease portfolio by type. Management utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Management may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
The principal considerations for our determination that performing procedures relating to the allowance for credit losses, specifically certain adjustments to model forecasts, is a critical audit matter are (i) the significant judgment by management in determining the adjustments to model forecasts, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and in evaluating audit evidence related to management’s determination of these adjustments to model forecasts, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
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
February 19, 2025
We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31,
(Dollars in millions, except per share)	2024	2023
Assets
Cash and due from banks	$1,909	$1,731
Interest-bearing deposits at banks	18,873	28,069
Trading account	101	106
Investment securities:
Available for sale (cost: $19,054 at December 31, 2024; $10,691 at December 31, 2023)	18,849	10,440
Held to maturity (fair value: $12,955 at December 31, 2024; $14,308 at December 31, 2023)	14,195	15,330
Equity and other securities (cost: $1,007 at December 31, 2024; $1,125 at December 31, 2023)	1,007	1,127
Total investment securities	34,051	26,897
Loans and leases	135,581	134,068
Allowance for credit losses	(2,184)	(2,129)
Net loans and leases	133,397	131,939
Premises and equipment	1,705	1,739
Goodwill	8,465	8,465
Core deposit and other intangible assets	94	147
Accrued interest and other assets	9,510	9,171
Total assets	$208,105	$208,264
Liabilities
Noninterest-bearing deposits	$46,020	$49,294
Savings and interest-checking deposits	100,599	93,221
Time deposits	14,476	20,759
Total deposits	161,095	163,274
Short-term borrowings	1,060	5,316
Long-term borrowings	12,605	8,201
Accrued interest and other liabilities	4,318	4,516
Total liabilities	179,078	181,307
Shareholders' equity
Preferred stock	2,394	2,011
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at December 31, 2024 and December 31, 2023	90	90
Common stock issuable, 11,642 shares at December 31, 2024; 12,217 shares at December 31, 2023	1	1
Additional paid-in capital	9,998	10,020
Retained earnings	19,079	17,524
Accumulated other comprehensive income (loss), net	(164)	(459)
Treasury stock — common, at cost — 13,922,820 shares at December 31, 2024; 13,300,298 shares at December 31, 2023	(2,371)	(2,230)
Total shareholders’ equity	29,027	26,957
Total liabilities and shareholders’ equity	$208,105	$208,264
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income

	Year Ended December 31,
(Dollars in millions, except per share)	2024	2023	2022
Interest income
Loans and leases	$8,477	$8,021	$5,237
Investment securities:
Fully taxable	1,030	773	448
Exempt from federal taxes	64	66	51
Deposits at banks	1,452	1,360	509
Other	3	4	2
Total interest income	11,026	10,224	6,247
Interest expense
Savings and interest-checking deposits	2,514	1,746	271
Time deposits	781	671	24
Short-term borrowings	242	292	19
Long-term borrowings	637	400	111
Total interest expense	4,174	3,109	425
Net interest income	6,852	7,115	5,822
Provision for credit losses	610	645	517
Net interest income after provision for credit losses	6,242	6,470	5,305
Other income
Mortgage banking revenues	436	409	357
Service charges on deposit accounts	514	475	447
Trust income	675	680	741
Brokerage services income	121	102	88
Trading account and other non-hedging derivative gains	39	49	27
Gain (loss) on bank investment securities	10	4	(6)
Other revenues from operations	632	809	703
Total other income	2,427	2,528	2,357
Other expense
Salaries and employee benefits	3,162	2,997	2,787
Equipment and net occupancy	512	520	474
Outside data processing and software	492	437	376
Professional and other services	344	413	509
FDIC assessments	146	315	90
Advertising and marketing	104	108	90
Amortization of core deposit and other intangible assets	53	62	56
Other costs of operations	546	527	668
Total other expense	5,359	5,379	5,050
Income before taxes	3,310	3,619	2,612
Income taxes	722	878	620
Net income	$2,588	$2,741	$1,992
Net income available to common shareholders
Basic	$2,449	$2,636	$1,891
Diluted	2,449	2,636	1,891
Net income per common share
Basic	14.71	15.85	11.59
Diluted	14.64	15.79	11.53
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Net income	$2,588	$2,741	$1,992
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	34	142	(407)
Cash flow hedges adjustments	50	98	(315)
Defined benefit plans liability adjustments	213	87	65
Other	(2)	4	(6)
Total other comprehensive income (loss)	295	331	(663)
Total comprehensive income	$2,883	$3,072	$1,329
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Cash flows from operating activities
Net income	$2,588	$2,741	$1,992
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	610	645	517
Depreciation and amortization of premises and equipment	316	304	282
Amortization of capitalized servicing rights	139	131	97
Amortization of core deposit and other intangible assets	53	62	56
Provision for deferred income taxes	(27)	(97)	(30)
Asset write-downs	40	4	8
Net gain on sales of assets	(30)	(249)	(153)
Net change in accrued interest receivable, payable	(176)	261	(123)
Net change in other accrued income and expense	282	561	(70)
Net change in loans originated for sale	(128)	(192)	771
Net change in trading account and other non-hedging derivative assets and liabilities	(57)	(266)	1,227
Net cash provided by operating activities	3,610	3,905	4,574
Cash flows from investing activities
Proceeds from sales of investment securities:
Available for sale	167	—	—
Equity and other securities	610	1,014	242
Proceeds from maturities of investment securities:
Available for sale	6,072	743	795
Held to maturity	1,158	1,170	1,516
Purchases of investment securities:
Available for sale	(14,476)	(346)	(7,222)
Held to maturity	—	(2,948)	(1,890)
Equity and other securities	(467)	(1,205)	(456)
Net increase in loans and leases	(2,030)	(2,770)	(3,639)
Net (increase) decrease in interest-bearing deposits at banks	9,196	(3,110)	26,107
Capital expenditures, net	(216)	(256)	(214)
Net (increase) decrease in loan servicing advances	(26)	274	1,579
Acquisition, net of cash consideration:
Bank and bank holding company	—	—	394
Other, net	(538)	(440)	(620)
Net cash provided (used) by investing activities	(550)	(7,874)	16,592
Cash flows from financing activities
Net decrease in deposits	(2,182)	(248)	(20,994)
Net increase (decrease) in short-term borrowings	(4,256)	1,761	2,613
Proceeds from long-term borrowings	5,497	5,035	999
Payments on long-term borrowings	(1,009)	(824)	(907)
Proceeds from issuance of Series J preferred stock	733	—	—
Redemption of Series E preferred stock	(350)	—	—
Purchases of treasury stock	(396)	(594)	(1,800)
Dividends paid — common	(895)	(868)	(784)
Dividends paid — preferred	(138)	(100)	(97)
Other, net	114	18	(14)
Net cash provided (used) by financing activities	(2,882)	4,180	(20,984)
Net increase in cash, cash equivalents and restricted cash	178	211	182
Cash, cash equivalents and restricted cash at beginning of period	1,731	1,520	1,338
Cash, cash equivalents and restricted cash at end of period	$1,909	$1,731	$1,520
Supplemental disclosure of cash flow information
Interest received during the period	$11,077	$10,092	$6,135
Interest paid during the period	4,319	2,691	429
Income taxes paid during the period	236	452	488
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	33	23	31
Additions to right-of-use assets under operating leases	101	134	138
Acquisition of bank and bank holding company:
Common stock issued	—	—	8,286
Common stock awards converted	—	—	105
Fair value of:
Assets acquired (noncash)	—	—	63,757
Liabilities assumed	—	—	55,499
Preferred stock converted	—	—	261
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2022
Balance — January 1, 2022	$1,750	$80	$1	$6,635	$14,646	$(127)	$(5,082)	$17,903
Total comprehensive income	—	—	—	—	1,992	(663)	—	1,329
Acquisition of People's United Financial, Inc.:
Common stock issued	—	10	—	3,256	—	—	5,020	8,286
Common stock awards converted	—	—	—	105	—	—	—	105
Conversion of Series H preferred stock	261	—	—	—	—	—	—	261
Preferred stock cash dividends	—	—	—	—	(97)	—	—	(97)
Purchases of treasury stock	—	—	—	—	—	—	(1,800)	(1,800)
Stock-based compensation transactions, net	—	—	—	6	(1)	—	112	117
Common stock cash dividends — $4.80 per share	—	—	—	—	(786)	—	—	(786)
Balance — December 31, 2022	2,011	90	1	10,002	15,754	(790)	(1,750)	25,318
2023
Total comprehensive income	—	—	—	—	2,741	331	—	3,072
Preferred stock cash dividends	—	—	—	—	(100)	—	—	(100)
Purchases of treasury stock	—	—	—	—	—	—	(600)	(600)
Stock-based compensation transactions, net	—	—	—	18	(2)	—	120	136
Common stock cash dividends —$5.20 per share	—	—	—	—	(869)	—	—	(869)
Balance — December 31, 2023	2,011	90	1	10,020	17,524	(459)	(2,230)	26,957
2024
Total comprehensive income	—	—	—	—	2,588	295	—	2,883
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Redemption of Series E preferred stock	(350)	—	—	—	—	—	—	(350)
Preferred stock cash dividends	—	—	—	—	(134)	—	—	(134)
Purchases of treasury stock	—	—	—	—	—	—	(400)	(400)
Stock-based compensation transactions, net	—	—	—	(22)	(2)	—	259	235
Common stock cash dividends — $5.35 per share	—	—	—	—	(897)	—	—	(897)
Balance — December 31, 2024	$2,394	$90	$1	$9,998	$19,079	$(164)	$(2,371)	$29,027
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
1.Significant accounting policies
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
Trading account
Financial instruments used for trading purposes are stated at fair value. Realized gains and losses and unrealized changes in fair value of financial instruments utilized in trading activities are included in Trading account and other non-hedging derivative gains in the Consolidated Statement of Income.
Investment securities
Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities are classified as available for sale and stated at estimated fair value with unrealized changes in fair value included in Accumulated other comprehensive income (loss), net, in the Company's Consolidated Balance Sheet. Amortization of premiums and accretion of discounts for investment securities available for sale and held to maturity are included in interest income.
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
Originated loans and leases
Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when the Company expects it will be unable to collect all amounts owed under the terms of the loan agreement or when principal or interest is delinquent 90 days. Certain loans greater than 90 days delinquent continue to accrue interest if they are well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and generally continue to accrue interest. Interest received on loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectable, recognized as interest income. Nonaccrual commercial and industrial loans and commercial real estate loans are returned to accrual status when borrowers have demonstrated an ability to repay their loans and there are no delinquent principal and interest payments. Residential real estate loans and consumer loans are returned to accrual status when all past due principal and interest payments have been paid by the borrower. Loan balances are charged-off when it becomes evident that such balances are not fully collectable. For commercial and industrial loans and commercial real estate loans, charge-offs are recognized after an assessment by credit personnel of the capacity and willingness of the borrower to repay, the estimated value of any collateral, and any other potential sources of repayment. A charge-off is recognized when, after such assessment, it becomes evident that the loan balance is not fully collectable. For loans secured by residential real estate, the excess of the loan balances over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral.
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. On January 1, 2023, the Company adopted amended guidance that eliminated the accounting guidance for troubled debt restructurings while expanding disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination. Prior to January 1, 2023, if the borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring and such loans were designated as either nonaccrual or renegotiated loans.
Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans held for sale. The carrying value of hedged real estate loans held for sale recorded in the Consolidated Balance Sheet includes changes in estimated fair value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in Mortgage banking revenues in the Consolidated Statement of Income.
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
Allowance for credit losses
The allowance for credit losses is deducted from the amortized cost basis of financial assets to present the net carrying value at the amount that is expected to be collected over the contractual term of the asset considering relevant information about past events, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. In estimating expected losses in the loan and lease portfolio, borrower-specific financial data and macroeconomic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are included in Accrued interest and other assets in the Consolidated Balance Sheet.

An in-substance repossession or foreclosure occurs and a creditor is considered to have received physical possession of real estate property collateralizing a mortgage loan upon either (i) the creditor obtaining legal title to the real estate property upon completion of a foreclosure or (ii) the borrower conveying all interest in the real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged-off against the allowance for credit losses. Subsequent declines in value of the assets are recognized as Other costs of operations in the Consolidated Statement of Income.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets. Right-of-use assets related to operating lease arrangements for various facilities and other assets with an original term greater than 12 months are included in Premises and equipment and the corresponding lease liabilities are included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
Capitalized servicing rights
Capitalized servicing assets are included in Accrued interest and other assets in the Consolidated Balance Sheet. Separately recognized servicing assets are initially measured at fair value. The Company uses the amortization method to subsequently measure servicing assets. Under that method, capitalized servicing assets are charged to expense in proportion to and over the period of estimated net servicing income.
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
The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. Interest rate swap agreements may be designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items attributable to the hedged risk are recorded in the Company’s Consolidated Balance Sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values recognized in earnings of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in the same income statement line item that is used to present the earnings effect of the hedged item in the Consolidated Statement of Income. In a cash flow hedge, the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans held for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the Consolidated Balance Sheet at estimated fair value. Valuation adjustments made on these commitments are included in Mortgage banking revenues in the Consolidated Statement of Income.
Derivative instruments not related to mortgage banking activities, including financial futures commitments and interest rate swap agreements, that do not satisfy the hedge accounting requirements are recorded at fair value and are generally classified as other assets or other liabilities with resultant changes in fair value being recognized in Trading account and other non-hedging derivative gains in the Consolidated Statement of Income.

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
Stock-based compensation
Compensation expense is recognized over the vesting period of stock-based awards based on estimated grant date value, except that the recognition of compensation costs is accelerated for stock-based awards granted to retirement-eligible employees and employees who will become retirement-eligible prior to full vesting of the award because the Company’s incentive compensation plan allows for vesting at the time an employee retires. The Company may issue shares from treasury stock to the extent available or issue new shares to satisfy its obligations with respect to stock-based compensation awards.
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
GAAP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) be considered participating securities and be included in the computation of earnings per common share pursuant to the two-class method. The Company has issued stock-based compensation awards in the form of restricted stock and restricted stock units that contain such rights and, accordingly, the Company’s earnings per common share are calculated using the two-class method.
Treasury stock
Repurchases of shares of M&T common stock are recorded at cost as a reduction of shareholders’ equity. Reissuances of shares of treasury stock are recorded at average cost.

Recent accounting developments
The following table provides a description of accounting standards that were adopted by the Company in 2024. Standards applicable to M&T but not yet adopted at December 31, 2024 primarily address enhanced disclosure requirements for income taxes and the disaggregated income statement presentation of certain expenses and are not expected to have a material impact to the Company's consolidated financial statements.

Standard	Description	Required date of adoption	Effect on consolidated financial statements

Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method	The amendments permit an election to account for tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method if certain conditions are met.

	Under the proportional amortization method, the initial cost of the investment is amortized in proportion to the income tax credits and other income tax benefits received and the net amortization and income tax credits and other income tax benefits are recognized in the income statement as a component of income tax expense.	January 1, 2024
As described in note 18, the Company adopted the amended guidance effective January 1, 2024 using a modified retrospective transition. The guidance did not have a material impact on the Company's consolidated financial statements.

Improvements to Reportable Segment Disclosures	The amendments require increased segment disclosures inclusive of significant expense categories and financial information that is regularly provided to the chief operating decision maker.	December 31, 2024 and interim periods thereafter	The Company has included the enhanced disclosures required by the amended guidance in note 21.
2.Acquisition and divestitures
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
Pursuant to the terms of the merger agreement, People’s United shareholders received consideration valued at .118 of an M&T common share in exchange for each common share of People’s United. The purchase price totaled approximately $8.4 billion (with the price based on M&T’s closing price of $164.66 per share as of April 1, 2022). M&T issued 50,325,004 common shares in completing the transaction. Additionally, People’s United outstanding preferred stock was converted into new shares of Series H Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock. The acquisition of People's United expanded the Company's geographical footprint and management expects the Company will benefit from greater geographical diversity and the advantages of scale associated with a larger company.
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
The following is a description of the methodologies used to estimate the fair values of the significant assets acquired, liabilities assumed and preferred stock converted at the acquisition date:
Cash and due from banks and interest-bearing deposits at banks: Given the short-term nature of these assets, the carrying amount was determined to be a reasonable estimate of fair value.
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
GAAP requires loans and leases obtained through an acquisition that have experienced a more-than-insignificant deterioration in credit quality since origination be considered PCD. The Company considered several factors in the determination of PCD loans, including loan grades assigned to acquired commercial and industrial loans and leases and commercial real estate loans utilizing the Company's loan grading system and delinquency status and history for acquired loans backed by residential real estate. For PCD loans and leases, the initial estimate of expected credit losses of $99 million was established through an adjustment to increase both the initial carrying value and the allowance for credit losses. GAAP also provides that an allowance for credit losses on loans acquired, but not classified as PCD, also be recognized above and beyond the impact of forecasted losses used in determining fair value. Accordingly, the Company recorded $242 million of provision for credit losses for non-PCD acquired loans and leases at the acquisition date. The following table reconciles the unpaid principal balance to the fair value of loans and leases at April 1, 2022:

(Dollars in millions)	PCD		Non-PCD
Unpaid principal balance	$3,411	(a)	$32,896
Allowance for credit losses at acquisition	(99)	(a)	—
Other discount	(107)		(260)	(b)
Fair value	$3,205		$32,636
__________________________________________________________________________________
(a)The unpaid principal balance and allowance for credit losses at acquisition is net of charge-offs of $33 million recognized on the PCD loans.
(b)Includes approximately $242 million of principal balances not expected to be collected.
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

Pro forma (Unaudited)
(Dollars in millions)	2022
Total revenues (a)	$8,631
Net income	2,158
__________________________________________________________________________________
(a)Represents the total of net interest income and other income.

In connection with the People’s United acquisition, the Company incurred merger-related expenses related to systems conversions and other costs of integrating and conforming acquired operations with and into the Company. Those expenses consisted largely of professional services, temporary help fees and other costs associated with systems conversions and/or integration of operations and the introduction of the Company to its new customers; costs related to termination of existing contractual arrangements for various services; initial marketing and promotion expenses designed to introduce M&T Bank to its new customers; severance (for former People’s United employees); and other costs of completing the transaction and commencing operations in new markets and offices. The Company did not incur any People's United merger-related expenses during 2023 or 2024. A summary of merger-related expenses included in the Consolidated Statement of Income in 2022 follows.

(Dollars in millions)	2022
Salaries and employee benefits	$102
Equipment and net occupancy	7
Outside data processing and software	5
Professional and other services	72
Advertising and marketing	9
Other cost of operations	143
Other expense	$338
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
Divestitures
On April 29, 2023, Wilmington Trust, N.A., a wholly owned subsidiary of M&T, sold its CIT business to a private equity firm. The transaction resulted in a pre-tax gain of $225 million ($157 million after-tax effect) that has been included in Other revenues from operations in the Consolidated Statement of Income for the year ended December 31, 2023. Prior to the sale, the CIT business contributed $60 million and $165 million to trust income in 2023 and 2022, respectively. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in either of those years.
On October 31, 2022, M&T Bank sold MTIA, a wholly owned insurance agency subsidiary of M&T Bank, to Arthur J. Gallagher & Co. The Company recognized a pre-tax gain on the sale of $136 million ($98 million after-tax effect) that has been included in Other revenues from operations in the Consolidated Statement of Income for the year ended December 31, 2022. MTIA had assets of $18 million and shareholders' equity of $6 million at the time of the divestiture. Prior to the sale, MTIA recorded revenues of $34 million in 2022. After considering expenses, the results of operations from MTIA were not material to the Company's consolidated results of operations in 2022.

3.Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
December 31, 2024
Investment securities available for sale:
U.S. Treasury	$7,945	$13	$27	$7,931
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,739	8	45	3,702
Residential	7,368	13	167	7,214
Other	2	—	—	2
	19,054	34	239	18,849
Investment securities held to maturity:
U.S. Treasury	1,015	—	14	1,001
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,034	—	157	1,877
Residential	8,773	—	961	7,812
Privately issued	37	9	—	46
State and political subdivisions	2,335	—	117	2,218
Other	1	—	—	1
	14,195	9	1,249	12,955
Total debt securities	$33,249	$43	$1,488	$31,804
Equity and other securities:
Readily marketable equity — at fair value	$235	$3	$3	$235
Other — at cost	772	—	—	772
Total equity and other securities	$1,007	$3	$3	$1,007

December 31, 2023
Investment securities available for sale:
U.S. Treasury	$7,818	$—	$113	$7,705
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	425	—	9	416
Residential	2,272	—	118	2,154
Other	176	—	11	165
	10,691	—	251	10,440
Investment securities held to maturity:
U.S. Treasury	1,005	—	31	974
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,033	—	130	1,903
Residential	9,747	4	802	8,949
Privately issued	42	9	5	46
State and political subdivisions	2,501	—	67	2,434
Other	2	—	—	2
	15,330	13	1,035	14,308
Total debt securities	$26,021	$13	$1,286	$24,748
Equity and other securities:
Readily marketable equity — at fair value	$266	$5	$3	$268
Other — at cost	859	—	—	859
Total equity and other securities	$1,125	$5	$3	$1,127

No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2024. As of December 31, 2024, the latest available investment ratings of obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were as follows:

			Average Credit Rating of Fair Value Amount
(Dollars in millions)	Amortized Cost	Estimated Fair Value	A or Better	Not Rated
State and political subdivisions	$2,335	$2,218	$2,212	$6
Privately issued mortgage-backed securities	37	46	—	46
Other	3	3	2	1
Gross realized gains and losses from the sales of investment securities totaled $27 million and $15 million in 2024, respectively. There were no significant gross realized gains or losses from sales of investment securities in 2023 or 2022.
At December 31, 2024, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$2,940	$2,929
Due after one year through five years	5,007	5,004
Due after five years through ten years	—	—
Due after ten years	—	—
	7,947	7,933
Mortgage-backed securities	11,107	10,916
	$19,054	$18,849
Debt securities held to maturity:
Due in one year or less	$602	$602
Due after one year through five years	635	618
Due after five years through ten years	1,491	1,432
Due after ten years	623	568
	3,351	3,220
Mortgage-backed securities	10,844	9,735
	$14,195	$12,955

A summary of investment securities that as of December 31, 2024 and 2023 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2024
Investment securities available for sale:
U.S. Treasury	$1,971	$9	$2,554	$18
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,566	45	64	—
Residential	4,429	53	1,623	114
Other	—	—	2	—
	8,966	107	4,243	132
Investment securities held to maturity:
U.S. Treasury	50	—	951	14
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,877	157
Residential	996	19	6,811	942
Privately issued	—	—	—	—
State and political subdivisions	39	1	2,131	116
	1,085	20	11,770	1,229
Total	$10,051	$127	$16,013	$1,361

December 31, 2023
Investment securities available for sale:
U.S. Treasury	$229	$1	$7,474	$112
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	74	1	330	8
Residential	151	2	1,959	116
Other	6	—	154	11
	460	4	9,917	247
Investment securities held to maturity:
U.S. Treasury	50	—	924	31
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	328	9	1,575	121
Residential	955	11	7,139	791
Privately issued	—	—	34	5
State and political subdivisions	218	3	2,172	64
	1,551	23	11,844	1,012
Total	$2,011	$27	$21,761	$1,259

The Company owned 3,820 individual debt securities with aggregate gross unrealized losses of $1.5 billion at December 31, 2024. Based on a review of each of the securities in the investment securities portfolio at December 31, 2024, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2024, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At December 31, 2024, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $772 million of cost method equity securities.
The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at December 31, 2024 or 2023.
At December 31, 2024 and 2023, investment securities with carrying values of $6.2 billion (including $71 million related to repurchase transactions) and $8.2 billion (including $393 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits as described in note 8.

4.Loans and leases and allowance for credit losses
A summary of current, past due and nonaccrual loans as of December 31, 2024 and 2023 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a)
December 31, 2024
Commercial and industrial	$60,374	$399	$12	$696	$61,481
Real estate:
Commercial (b)	20,054	255	3	468	20,780
Residential builder and developer	830	3	—	2	835
Other commercial construction	5,018	65	—	66	5,149
Residential (c)	21,853	719	315	279	23,166
Consumer:
Home equity lines and loans	4,482	29	—	81	4,592
Recreational finance	12,429	104	—	31	12,564
Automobile	4,724	58	—	12	4,794
Other	2,134	23	8	55	2,220
Total	$131,898	$1,655	$338	$1,690	$135,581

December 31, 2023
Commercial and industrial	$56,091	$238	$11	$670	$57,010
Real estate:
Commercial (b)	24,072	311	25	869	25,277
Residential builder and developer	1,065	5	—	3	1,073
Other commercial construction	6,322	159	1	171	6,653
Residential (c)	21,905	794	295	270	23,264
Consumer:
Home equity lines and loans	4,528	40	—	81	4,649
Recreational finance	9,935	87	—	36	10,058
Automobile	3,918	60	—	14	3,992
Other	2,003	30	7	52	2,092
Total	$129,839	$1,724	$339	$2,166	$134,068
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs, of $277 million and $361 million at December 31, 2024 and 2023, respectively.
(b)Commercial real estate loans held for sale were $310 million at December 31, 2024 and $189 million at December 31, 2023.
(c)One-to-four family residential mortgage loans held for sale were $211 million at December 31, 2024 and $190 million at December 31, 2023.
The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $35 million and $39 million at December 31, 2024 and 2023, respectively. There were $173 million and $170 million at December 31, 2024 and 2023, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at December 31, 2024, approximately 37% were government guaranteed.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $50 million and $116 million at December 31, 2024 and 2023, respectively. During 2024, new borrowings by such persons amounted to less than $1 million (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $66 million.
At December 31, 2024, approximately $20.7 billion of commercial and industrial loans, $14.6 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $13.1 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York as described in note 8. As further described in notes 8 and 18 at December 31, 2024, approximately $1.5 billion of loans and leases remain in special purpose trusts as collateral for certain asset-backed notes issued by M&T Bank.
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible "pass" loan grades and are generally ascribed lower loss factors when determining the allowance for credit losses. Loans with an elevated level of credit risk are designated as "criticized" and are ascribed a higher loss factor when determining the allowance for credit losses. Criticized loans may be designated as "nonaccrual" if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.
Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. Factors considered in assigning loan grades include borrower-specific information related to expected future cash flows and operating results, collateral values, geographic location, financial condition and performance, payment status, and other information. The Company’s policy is that, at least annually, updated financial information be obtained from commercial borrowers associated with pass grade loans and additional analysis performed. On a quarterly basis, the Company’s credit personnel reviews criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing.

The following table summarizes the loan grades applied at December 31, 2024 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the year then ended by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	2024	2023	2022	2021	2020	Prior			Total
Commercial and industrial:
Pass	$9,021	$6,454	$5,845	$3,258	$1,534	$5,147	$26,262	$79	$57,600
Criticized accrual	189	385	402	210	75	528	1,359	37	3,185
Criticized nonaccrual	11	56	98	41	59	220	194	17	696
Total commercial and industrial	$9,221	$6,895	$6,345	$3,509	$1,668	$5,895	$27,815	$133	$61,481
Gross charge-offs year ended December 31, 2024	$7	$33	$60	$23	$30	$37	$126	$—	$316
Real estate:
Commercial:
Pass	$674	$1,477	$1,358	$1,222	$1,774	$9,611	$413	$—	$16,529
Criticized accrual	39	389	665	253	591	1,839	7	—	3,783
Criticized nonaccrual	1	1	53	26	17	369	1	—	468
Total commercial real estate	$714	$1,867	$2,076	$1,501	$2,382	$11,819	$421	$—	$20,780
Gross charge-offs year ended December 31, 2024	$—	$4	$—	$1	$5	$104	$—	$—	$114
Residential builder and developer:
Pass	$380	$236	$40	$12	$4	$10	$60	$—	$742
Criticized accrual	15	42	34	—	—	—	—	—	91
Criticized nonaccrual	1	—	—	—	—	1	—	—	2
Total residential builder and developer	$396	$278	$74	$12	$4	$11	$60	$—	$835
Gross charge-offs year ended December 31, 2024	$—	$—	$—	$—	$—	$3	$—	$—	$3
Other commercial construction:
Pass	$108	$1,395	$1,091	$269	$175	$379	$42	$—	$3,459
Criticized accrual	42	104	687	346	297	145	3	—	1,624
Criticized nonaccrual	—	—	17	33	—	16	—	—	66
Total other commercial construction	$150	$1,499	$1,795	$648	$472	$540	$45	$—	$5,149
Gross charge-offs year ended December 31, 2024	$—	$—	$2	$—	$—	$13	$2	$—	$17

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at December 31, 2024 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the year then ended by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	2024	2023	2022	2021	2020	Prior			Total
Residential:
Current	$2,264	$1,354	$4,394	$3,488	$2,376	$7,874	$103	$—	$21,853
30-89 days past due	12	9	111	77	38	472	—	—	719
Accruing loans past due 90 days or more	1	7	39	47	20	201	—	—	315
Nonaccrual	—	2	27	16	5	226	3	—	279
Total residential	$2,277	$1,372	$4,571	$3,628	$2,439	$8,773	$106	$—	$23,166
Gross charge-offs year ended December 31, 2024	$—	$—	$—	$—	$—	$6	$—	$—	$6
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$2	$2	$91	$3,085	$1,302	$4,482
30-89 days past due	—	—	—	—	—	2	—	27	29
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	—	79	81
Total home equity lines and loans	$—	$—	$—	$2	$2	$95	$3,085	$1,408	$4,592
Gross charge-offs year ended December 31, 2024	$—	$—	$—	$—	$—	$—	$—	$4	$4
Recreational finance:
Current	$3,918	$2,203	$2,044	$1,661	$1,100	$1,503	$—	$—	$12,429
30-89 days past due	13	18	15	20	15	23	—	—	104
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	6	6	5	4	7	—	—	31
Total recreational finance	$3,934	$2,227	$2,065	$1,686	$1,119	$1,533	$—	$—	$12,564
Gross charge-offs year ended December 31, 2024	$8	$20	$24	$20	$16	$27	$—	$—	$115
Automobile:
Current	$2,264	$775	$740	$632	$220	$93	$—	$—	$4,724
30-89 days past due	11	13	13	12	5	4	—	—	58
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	2	3	2	1	2	—	—	12
Total automobile	$2,277	$790	$756	$646	$226	$99	$—	$—	$4,794
Gross charge-offs year ended December 31, 2024	$3	$9	$9	$7	$3	$3	$—	$—	$34
Other:
Current	$259	$152	$102	$71	$16	$18	$1,515	$1	$2,134
30-89 days past due	4	2	1	1	—	—	14	1	23
Accruing loans past due 90 days or more	—	—	—	—	—	—	8	—	8
Nonaccrual	2	1	1	—	—	—	51	—	55
Total other	$265	$155	$104	$72	$16	$18	$1,588	$2	$2,220
Gross charge-offs year ended December 31, 2024	$16	$11	$9	$5	$1	$2	$60	$—	$104
Total loans and leases at December 31, 2024	$19,234	$15,083	$17,786	$11,704	$8,328	$28,783	$33,120	$1,543	$135,581
Total gross charge-offs for the year ended December 31, 2024	$34	$77	$104	$56	$55	$195	$188	$4	$713

The following table summarizes the loan grades applied at December 31, 2023 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the year then ended by origination year.

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

A summary of loans in accrual and nonaccrual status at December 31, 2023 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the year then ended by origination year follows.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	2023	2022	2021	2020	2019	Prior			Total
Residential:
Current	$1,726	$4,709	$3,732	$2,543	$1,215	$7,885	$95	$—	$21,905
30-89 days past due	18	120	88	52	28	488	—	—	794
Accruing loans past due 90 days or more	1	30	28	17	14	205	—	—	295
Nonaccrual	1	17	10	3	4	234	1	—	270
Total residential	$1,746	$4,876	$3,858	$2,615	$1,261	$8,812	$96	$—	$23,264
Gross charge-offs year ended December 31, 2023	$—	$—	$1	$—	$3	$6	$—	$—	$10
Consumer:
Home equity lines and loans:
Current	$—	$—	$2	$2	$13	$98	$3,022	$1,391	$4,528
30-89 days past due	—	—	—	—	—	3	—	37	40
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	5	3	73	81
Total home equity lines and loans	$—	$—	$2	$2	$13	$106	$3,025	$1,501	$4,649
Gross charge-offs year ended December 31, 2023	$—	$—	$—	$—	$—	$—	$1	$5	$6
Recreational finance:
Current	$2,653	$2,338	$1,857	$1,286	$781	$1,020	$—	$—	$9,935
30-89 days past due	11	16	19	14	11	16	—	—	87
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	5	8	6	5	9	—	—	36
Total recreational finance	$2,667	$2,359	$1,884	$1,306	$797	$1,045	$—	$—	$10,058
Gross charge-offs year ended December 31, 2023	$4	$13	$14	$12	$9	$16	$—	$—	$68
Automobile:
Current	$1,063	$1,096	$1,047	$427	$198	$87	$—	$—	$3,918
30-89 days past due	8	15	17	9	6	5	—	—	60
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	3	3	2	2	2	—	—	14
Total automobile	$1,073	$1,114	$1,067	$438	$206	$94	$—	$—	$3,992
Gross charge-offs year ended December 31, 2023	$2	$6	$7	$3	$2	$3	$—	$—	$23
Other:
Current	$250	$176	$118	$33	$13	$18	$1,392	$3	$2,003
30-89 days past due	3	3	2	—	—	1	20	1	30
Accruing loans past due 90 days or more	—	—	—	—	—	—	7	—	7
Nonaccrual	2	1	1	—	—	—	48	—	52
Total other	$255	$180	$121	$33	$13	$19	$1,467	$4	$2,092
Gross charge-offs year ended December 31, 2023	$18	$17	$7	$3	$3	$10	$20	$—	$78
Total loans and leases at December 31, 2023	$18,423	$21,683	$15,025	$10,555	$10,062	$27,464	$29,237	$1,619	$134,068
Total gross charge-offs for the year ended December 31, 2023	$34	$81	$47	$31	$142	$190	$40	$5	$570

Allowance for credit losses
For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolios by type. Changes in the allowance for credit losses for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Commercial and Industrial	Real Estate		Consumer	Total
(Dollars in millions)		Commercial	Residential
2024
Beginning balance	$620	$764	$116	$629	$2,129
Provision for credit losses	429	(89)	(8)	278	610
Net charge-offs:
Charge-offs	(316)	(134)	(6)	(257)	(713)
Recoveries	36	58	6	58	158
Net charge-offs	(280)	(76)	—	(199)	(555)
Ending balance	$769	$599	$108	$708	$2,184

2023
Beginning balance	$568	$611	$115	$631	$1,925
Provision for credit losses	132	394	4	115	645
Net charge-offs:
Charge-offs	(132)	(253)	(10)	(175)	(570)
Recoveries	52	12	7	58	129
Net charge-offs	(80)	(241)	(3)	(117)	(441)
Ending balance	$620	$764	$116	$629	$2,129

2022
Beginning balance	$335	$506	$72	$556	$1,469
Allowance on acquired PCD loans	48	49	2	—	99
Provision for credit losses (a)	244	93	43	137	517
Net charge-offs:
Charge-offs (b)	(119)	(60)	(12)	(112)	(303)
Recoveries	60	23	10	50	143
Net charge-offs	(59)	(37)	(2)	(62)	(160)
Ending balance	$568	$611	$115	$631	$1,925
__________________________________________________________________________________
(a)Includes $242 million related to non-PCD acquired loans recorded on April 1, 2022.
(b)For the year ended December 31, 2022, net charge-offs do not reflect $33 million of charge-offs related to PCD loans acquired on April 1, 2022.
Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of December 31, 2024 and 2023, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for credit losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial and industrial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.
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
The Company's reserve for off-balance sheet credit exposures was not material at December 31, 2024 and 2023.

Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the years ended December 31, 2024, 2023 and 2022 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized

(Dollars in millions)	December 31, 2024			January 1, 2024	Year Ended December 31, 2024
Commercial and industrial	$516	$180	$696	$670	$23
Real estate:
Commercial	328	140	468	869	43
Residential builder and developer	2	—	2	3	1
Other commercial construction	60	6	66	171	4
Residential	137	142	279	270	15
Consumer:
Home equity lines and loans	36	45	81	81	6
Recreational finance	21	10	31	36	—
Automobile	9	3	12	14	—
Other	54	1	55	52	—
Total	$1,163	$527	$1,690	$2,166	$92

(Dollars in millions)	December 31, 2023			January 1, 2023	Year Ended December 31, 2023
Commercial and industrial	$397	$273	$670	$504	$22
Real estate:
Commercial	288	581	869	1,240	29
Residential builder and developer	3	—	3	1	—
Other commercial construction	71	100	171	125	2
Residential	100	170	270	350	17
Consumer:
Home equity lines and loans	42	39	81	85	7
Recreational finance	24	12	36	45	1
Automobile	9	5	14	40	—
Other	52	—	52	49	—
Total	$986	$1,180	$2,166	$2,439	$78

(Dollars in millions)	December 31, 2022			January 1, 2022	Year Ended December 31, 2022
Commercial and industrial	$212	$292	$504	$371	$26
Real estate:
Commercial	366	874	1,240	919	14
Residential builder and developer	1	—	1	3	2
Other commercial construction	59	66	125	111	4
Residential	195	155	350	479	26
Consumer:
Home equity lines and loans	43	42	85	70	4
Recreational finance	37	8	45	28	1
Automobile	35	5	40	34	—
Other	49	—	49	45	—
Total	$997	$1,442	$2,439	$2,060	$77

Loan modifications
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. On January 1, 2023, the Company adopted amended guidance that eliminated the accounting guidance for troubled debt restructurings while expanding disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amended guidance also requires disclosure of current period gross charge-offs by year of origination. The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the years ended December 31, 2024 and 2023:

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other (b)	Combination of Modification Types (c)	Total (d) (e)	Percent of Total Loan Class
Year Ended December 31, 2024
Commercial and industrial	$212	$84	$7	$303	.49%
Real estate:
Commercial	509	2	4	515	2.48
Residential builder and developer	2	—	—	2	.29
Other commercial construction	130	—	—	130	2.53
Residential	146	14	17	177	.76
Consumer:
Home equity lines and loans	1	—	1	2	.04
Recreational finance	1	—	—	1	.01
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,001	$100	$29	$1,130	.83%

Year Ended December 31, 2023
Commercial and industrial	$169	$27	$2	$198	.35%
Real estate:
Commercial	610	—	41	651	2.57
Residential builder and developer	69	2	—	71	6.63
Other commercial construction	480	—	8	488	7.34
Residential	148	23	6	177	.76
Consumer:
Home equity lines and loans	—	—	1	1	.03
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,476	$52	$58	$1,586	1.18%
__________________________________________________________________________________
(a)As of the respective year end.
(b)Primarily payment deferrals or interest rate reductions.
(c)Primarily term extensions combined with interest rate reductions.
(d)Includes approximately $143 million and $124 million of loans guaranteed by government-related entities (primarily first lien residential mortgage loans) at December 31, 2024 and 2023, respectively.
(e)Excludes unfunded commitments to extend credit totaling $69 million and $128 million at December 31, 2024 and 2023, respectively.

The financial effects of the modifications for the year ended December 31, 2024 include an increase in the weighted-average remaining term for commercial and industrial loans of 0.9 years, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.0 years and for residential real estate loans of 10.4 years. The financial effects of the modifications for the year ended December 31, 2023 include an increase in the weighted-average remaining term for commercial and industrial loans of 1.3 years, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 1.1 years and for residential real estate loans of 10.6 years.
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at December 31, 2024 and 2023, of loans to borrowers experiencing financial difficulty that were modified during 2024 and 2023.

	Payment Status (Amortized Cost) (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (b)	Total
Year Ended December 31, 2024
Commercial and industrial	$276	$14	$13	$303
Real estate:
Commercial	478	37	—	515
Residential builder and developer	1	—	1	2
Other commercial construction	101	25	4	130
Residential (c)	94	41	42	177
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	—	—	—	—
Total	$953	$117	$60	$1,130

Year Ended December 31, 2023
Commercial and industrial	$182	$7	$9	$198
Real estate:
Commercial	618	21	12	651
Residential builder and developer	71	—	—	71
Other commercial construction	440	48	—	488
Residential (c)	102	47	28	177
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,414	$123	$49	$1,586
__________________________________________________________________________________
(a)As of the respective year end.
(b)Predominantly loan modifications with term extensions.
(c)Includes loans guaranteed by government-related entities classified as 30-89 days past due of $34 million and $40 million and as past due 90 days or more of $36 million and $24 million at December 31, 2024 and 2023, respectively.

Prior to January 1, 2023, if a borrower was experiencing financial difficulty such that the Company did not expect to collect the contractual cash flows owed under the original loan agreement and a concession in loan terms was granted, the Company considered the loan modification as a troubled debt restructuring. The table that follows summarizes the Company’s loan modification activities that were considered troubled debt restructurings for the year ended December 31, 2022. The table is not comparative to the preceding tables presenting loan modification activities to borrowers experiencing financial difficulty. The Company no longer designates modified loans as a troubled debt restructuring in conjunction with the adoption of amended accounting guidance on January 1, 2023.

			Post-modification (a)
(Dollars in millions)	Number	Pre- modification Recorded Investment	Principal Deferral	Other	Combination of Concession Types	Total
Year Ended December 31, 2022
Commercial and industrial	231	$98	$58	$3	$37	$98
Real estate:
Commercial	12	25	9	—	16	25
Residential builder and developer	1	—	—	—	—	—
Other commercial construction	1	—	—	—	—	—
Residential	282	72	56	—	20	76
Consumer:
Home equity lines and loans	144	10	9	—	1	10
Recreational finance	729	28	28	—	—	28
Automobile	2,092	42	42	—	—	42
Other	149	1	1	—	—	1
Total	3,641	$276	$203	$3	$74	$280
__________________________________________________________________________________
(a)Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized escrow arrearages.
Leases
The Company provides financing and operating lease arrangements to commercial customers for construction and industrial equipment and machinery, railroad cars, commercial trucks and trailers, and aircraft. Certain leases contain payment schedules that are tied to variable interest rate indices. In general, early termination options are provided if the lessee is not in default, returns the leased equipment and pays an early termination fee. Additionally, options to purchase the underlying asset by the lessee are generally at the fair market value of the equipment.

Commercial lease financing receivables are included in Loans and leases in the Company's Consolidated Balance Sheet. Interest income recognized on finance lease receivables was $158 million, $136 million and $94 million in 2024, 2023 and 2022, respectively. A summary of lease financing receivables follows.

	December 31,
(Dollars in millions)	2024	2023
Commercial leases:
Direct financing:
Lease payments receivable	$2,710	$2,431
Estimated residual value of leased assets (a)	296	274
Amounts representing interest	(339)	(248)
Investment in direct financing leases	2,667	2,457
Leveraged:
Lease payments receivable	41	57
Estimated residual value of leased assets	43	52
Amounts representing interest	(10)	(15)
Investment in leveraged leases	74	94
Total investment in financing leases	$2,741	$2,551
Deferred taxes payable arising from leveraged leases	$25	$36
__________________________________________________________________________________
(a)Includes $89 million and $96 million in residual values that are guaranteed by the lessees or others at December 31, 2024 and 2023, respectively.
Leased assets provided to customers under operating lease arrangements, net of accumulated depreciation, were $204 million at December 31, 2024 and $200 million at December 31, 2023, and were recorded as Accrued interest and other assets in the Company's Consolidated Balance Sheet. The Company, as a lessor, recognized operating lease income, inclusive of gains and losses on the disposal of leased assets, of $44 million, $56 million and $43 million for the years ended December 31, 2024, 2023 and 2022, respectively, in Other revenues from operations in the Consolidated Statement of Income.
At December 31, 2024, the minimum future lease payments to be received from lessor receivable arrangements were as follows:

(Dollars in millions)	Financing Leases	Operating Leases
Year ending December 31:
2025	$918	$36
2026	740	31
2027	518	25
2028	322	19
2029	171	10
Later years	82	14
	$2,751	$135

5.Premises and equipment
The detail of premises and equipment was as follows:

	December 31,
(Dollars in millions)	2024	2023
Land	$146	$148
Buildings	703	685
Leasehold improvements	423	413
Furniture and equipment	1,190	1,097
	2,462	2,343
Less: accumulated depreciation and amortization	1,326	1,220
Right-of-use assets — operating leases	569	616
Premises and equipment, net	$1,705	$1,739
The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements. As of December 31, 2024 and 2023, the Company recognized $677 million and $717 million respectively, of operating lease liabilities as a component of Accrued interest and other liabilities in the Consolidated Balance Sheet. In calculating the present value of lease payments, the Company utilized its incremental secured borrowing rate based on lease term.
The Company’s noncancelable operating lease agreements expire at various dates over the next 17 years. Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses. Any variable lease payments or payments for nonlease components are recognized in the Consolidated Statement of Income as a component of Equipment and net occupancy expense based on actual costs incurred. Some leases contain lessee options to extend the term. Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.
The Company has noncancelable operating lease agreements for certain equipment related to ATMs, servers, printers and mail machines that are used in the normal course of operations. The ATM leases are either based on the rights to a specific square footage or a license agreement whereby the Company has the right to operate an ATM in a lessor's location. The lease terms generally contain both fixed payments and variable payments that are transaction-based. Given the transaction-based nature of the variable payments, such payments are excluded from the measurement of the right-of-use asset and lease liability and are recognized in the Consolidated Statement of Income as a component of Equipment and net occupancy expense when incurred.
In December 2024, M&T vacated certain floors of a leased office facility resulting in a write-down of the associated right-of-use asset and leasehold improvements of $12 million. Also in December 2024, M&T fully vacated and listed for sale an owned office building. The building and associated leasehold improvements were written-down to fair value less cost to sell, resulting in a loss of $15 million. These asset write-downs were recognized in Other costs of operations in the Consolidated Statement of Income in 2024.

The following table presents information about the Company’s lease costs for operating leases recorded in the Consolidated Balance Sheet, cash paid toward lease liabilities and the weighted-average remaining term and discount rates of the operating leases.

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Lease cost
Operating lease cost	$155	$154	$139
Short-term lease cost	—	—	8
Variable lease cost	5	4	4
Total lease cost	$160	$158	$151

Other information
Right-of-use assets:
Obtained in exchange for new operating lease liabilities	$101	$134	$138
Acquired in business combination	—	—	226
Cash paid toward lease liabilities	164	158	143
Weighted-average remaining lease term	7 years	7 years	7 years
Weighted-average discount rate	3.64%	3.37%	2.97%
Minimum lease payments under noncancelable operating leases are summarized in the following table.

(Dollars in millions)
Year ending December 31:
2025	$160
2026	142
2027	120
2028	95
2029	70
Later years	182
Total lease payments	769
Imputed interest	(92)
Total	$677

6.Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

	Year Ended December 31,
	Residential Mortgage Loans			Commercial Mortgage Loans
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Beginning balance	$456	$194	$241	$123	$126	$133
Originations	20	13	7	34	27	24
Purchases	—	350	—	—	—	—
Acquired in business combination	—	—	12	—	—	—
Amortization	(108)	(101)	(66)	(31)	(30)	(31)
	368	456	194	126	123	126
Valuation allowance	—	—	—	—	—	—
Ending balance, net	$368	$456	$194	$126	$123	$126

	Residential Mortgage Loans		Commercial Mortgage Loans
(Dollars in millions)	2024	2023	2024	2023
Balances at period end
Loans serviced for others	$38,105	$40,021	$27,474	$24,157
Loans sub-serviced for others	111,544	115,321	4,063	3,873
Total loans serviced for others	$149,649	$155,342	$31,537	$28,030
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
The estimated fair value of capitalized residential mortgage loan servicing assets was approximately $612 million at December 31, 2024 and $611 million at December 31, 2023. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 11.64% and 11.45% at December 31, 2024 and 2023, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2024 and 2023, the discount rate represented a weighted-average OAS of 758 basis points and 790 basis points over market implied forward SOFR, respectively. The estimated fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The estimated fair value of capitalized commercial mortgage loan servicing assets was approximately $194 million at December 31, 2024 and $193 million at December 31, 2023. Weighted-average discount rates of 12.80% and 14.43% were used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2024 and 2023, respectively. Estimated servicing revenues and expenses used to value such servicing rights considered historical payment performance trends and current market interest rates. In general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loans. The Company's ability to realize the carrying value of capitalized commercial mortgage loan servicing rights is more dependent on the borrowers' abilities to repay the underlying loans than it is on prepayments.
The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2024 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

(Dollars in millions)	Residential	Commercial
Weighted-average prepayment speeds	6.44%
Impact on fair value of 10% adverse change	$(14)
Impact on fair value of 20% adverse change	(28)
Weighted-average OAS	7.58%
Impact on fair value of 10% adverse change	$(17)
Impact on fair value of 20% adverse change	(33)
Weighted-average discount rate		12.80%
Impact on fair value of 10% adverse change		$(5)
Impact on fair value of 20% adverse change		(10)
7.Goodwill and other intangible assets
A summary of amortizing intangible assets follows.

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2024
Core deposit	$218	$131	$87
Other	43	36	7
Total	$261	$167	$94
December 31, 2023
Core deposit	$218	$90	$128
Other	43	24	19
Total	$261	$114	$147
Estimated amortization expense in future years for such intangible assets is as follows:

(Dollars in millions)
Year ending December 31:
2025	$38
2026	27
2027	18
2028	9
2029	2
$94
The Company completed its annual goodwill impairment test as of October 1, 2024. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations, which has historically been the Company’s core relationship business reporting units. Goodwill was generally assigned based on the implied fair value of the acquired goodwill applicable to the benefited reporting units at the time of each respective acquisition. The implied fair value of the goodwill was determined as the difference between the estimated incremental overall fair value of the reporting unit and the estimated fair value of the net assets assigned to the reporting unit as of each respective acquisition date. To test for goodwill impairment at the evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. The methodologies used to estimate fair values of reporting units as of the acquisition dates and as of the evaluation date were similar. For the Company’s core customer relationship business reporting units, fair value was estimated as the present value of the expected future cash flows of the reporting unit. Based on the results of the goodwill impairment test, the Company concluded that the amount of recorded goodwill was not impaired at the testing date. The Company was not aware of any events occurring in the fourth quarter of 2024 that more likely than not would have resulted in an impairment of recorded goodwill at December 31, 2024.
A summary of goodwill assigned to each of the Company’s reportable segments at each of December 31, 2024 and 2023 for purposes of testing for impairment is as follows:

(Dollars in millions)
Commercial Bank	$5,076
Retail Bank	3,089
Institutional Services and Wealth Management	300
All Other	—
Total	$8,465
8.Borrowings
The amounts and interest rates of short-term borrowings were as follows:

(Dollars in millions)	Repurchase Agreements	FHLB Advances	Total
At December 31, 2024
Amount outstanding	$60	$1,000	$1,060
Weighted-average interest rate	2.65%	4.50%	4.39%
At December 31, 2023
Amount outstanding	$316	$5,000	$5,316
Weighted-average interest rate	3.26%	5.35%	5.23%
Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. All outstanding short-term borrowings at December 31, 2024 are set to mature in the first quarter of 2025.
At December 31, 2024, M&T Bank had borrowing facilities available with the FHLB of New York whereby M&T Bank could borrow up to approximately $17.7 billion. Additionally, M&T Bank had an available line of credit with the FRB of New York totaling approximately $24.5 billion at December 31, 2024. Outstanding borrowings on such facilities totaled $3.0 billion at December 31, 2024. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

			December 31,
(Dollars in millions)	Maturity (a)	Stated Rate (a)	2024	2023
M&T
Senior notes (fixed rate) (b)	2028 - 2036	4.55% - 7.41%	$4,710	$2,482
Subordinated notes (fixed rate)	—	—	—	76
Junior subordinated debentures:
Fixed rate	2030	10.60%	7	55
Variable rate	2027 - 2033	5.70% - 8.20%	426	485
			$5,143	$3,098
M&T Bank
Senior notes (fixed rate)	2025 - 2028	2.90% - 5.40%	$3,745	$3,741
Advances from FHLB (variable rate)	2025	4.74%	2,000	—
Advances from FHLB (fixed rate)	2025 - 2039	0.00% - 5.98%	4	5
Subordinated notes (fixed rate)	2027	3.40%	474	873
Asset-backed notes (c)	2025 - 2032	4.86% - 5.76%	1,229	474
Other	2027	4.38%	10	10
			7,462	5,103
			$12,605	$8,201
__________________________________________________________________________________
(a)As of December 31, 2024.
(b)Terms generally convert to variable rate in the final year before maturity, at which time the notes are redeemable at par.
(c)Represents weighted-average stated rates determined at the individual securitization level.
The Junior Subordinated Debentures are held by various trusts and were issued in connection with the issuance by those trusts of Preferred Capital Securities and Common Securities. The proceeds from the issuances of the Preferred Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Preferred Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve’s risk-based capital guidelines, the Preferred Capital Securities qualify for inclusion in Tier 2 regulatory capital. Holders of the Preferred Capital Securities receive preferential cumulative cash distributions unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures as allowed by the terms of each such debenture, in which case payment of distributions on the respective Preferred Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. In general, the agreements governing the Preferred Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Preferred Capital Securities. The obligations under such guarantee and the Preferred Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T. In December 2024, the Company redeemed $130 million par value of Junior Subordinated Debentures prior to their stated maturity dates. The early redemptions resulted in a loss of $20 million, which was recognized in Other costs of operations in the Consolidated Statement of Income.
Asset-backed notes represent the senior-most notes issued in securitization transactions that are secured by equipment finance loans and leases and automobile loans which were sold into special purpose trusts. Further information concerning these asset securitizations and the amounts of loans collateralizing the asset-back notes is included in note 4 and note 18, respectively.

Long-term borrowings at December 31, 2024 mature as follows:

(Dollars in millions)
Year ending December 31:
2025	$3,270
2026	1,299
2027	788
2028	1,680
2029	1,575
Later years	3,993
$12,605
9.Shareholders’ equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of December 31, 2024 and 2023 is presented below:

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
	December 31,						December 31,		Year Ended December 31,
Series	2024	2023					2024	2023	2024	2023	2022
Series E (a)	—	350,000	$1,000	—	—	—%	$—	$350	$62.58	$64.50	$64.50
Series F (b)	50,000	50,000	10,000	10/28/2016	11/1/2026	5.125	500	500	512.50	512.50	512.50
Series G (c)	40,000	40,000	10,000	7/30/2019	8/1/2024	7.304	400	400	556.16	500.00	500.00
Series H (d)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	1.41	1.41	1.05
Series I (e)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	350.00	350.00	356.81
Series J (f)	75,000	—	10,000	5/13/2024	6/15/2029	7.500	733	—	441.67	—	—
Total	10,215,000	10,490,000					$2,394	$2,011
__________________________________________________________________________________
(a)On August 15, 2024, M&T redeemed all outstanding shares of the Series E Preferred Stock.
(b)Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 378 basis points.
(c)Dividends, if declared, were paid semi-annually at a rate of 5.0% through July 31, 2024. On August 1, 2024, the dividend rate reset at 7.304% and will reset at each subsequent five year anniversary date therefrom at a rate of the five-year U.S. Treasury rate plus 3.174%.
(d)Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 428 basis points.
(e)Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026. On September 1, 2026 and each subsequent five year anniversary date therefrom the dividend rate will reset at a rate of the five-year U.S. Treasury rate plus 2.679%.
(f)Dividends, if declared, are paid quarterly at a rate of 7.5%.
10.Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At December 31, 2024 and 2023, the Company had $72 million and $68 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in Accrued interest and other assets in the Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At December 31, 2024 and 2023, the Company had deferred revenue of $57 million and $54 million, respectively, related to the sources in the accompanying tables recorded in Accrued interest and other liabilities in the Consolidated Balance Sheet. The following tables summarize sources of the Company’s noninterest income during 2024, 2023 and 2022 that are subject to the revenue recognition guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Year Ended December 31, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$160	$353	$1	$514
Trust income	3	—	672	675
Brokerage services income	6	—	115	121
Other revenues from operations:
Merchant discount and credit card interchange fees	74	88	—	162
Other	29	30	10	69
	$272	$471	$798	$1,541

Year Ended December 31, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$144	$330	$1	$475
Trust income	2	—	678	680
Brokerage services income	6	—	96	102
Other revenues from operations:
Merchant discount and credit card interchange fees	77	84	—	161
Other	28	30	8	66
	$257	$444	$783	$1,484

Year Ended December 31, 2022
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$130	$317	$—	$447
Trust income	—	—	741	741
Brokerage services income	5	—	83	88
Other revenues from operations:
Merchant discount and credit card interchange fees	73	86	—	159
Other	24	28	38	90
	$232	$431	$862	$1,525
11.Stock-based compensation plans
The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and restricted stock units, including performance-based awards. Stock-based awards granted to employees generally vest over three years. At December 31, 2024, there were 3,168,796 shares available for future grant under the Company’s equity incentive compensation plan.

Stock-based awards
Select information on employee stock-based compensation plans is summarized in the following table.

(Dollars in millions)	2024	2023	2022
Stock-based compensation expense (a)	$116	$118	$111
Income tax benefits recognized	25	24	26
Cash received from exercised stock options	138	32	37
Fair value of stock-based awards granted	141	124	99
Intrinsic value of vested restricted stock and restricted stock units and exercised stock options	134	96	125
__________________________________________________________________________________
(a)    Unrecognized stock-based compensation expense of $48 million at December 31, 2024 is expected to be recognized over a weighted-average period of approximately one year.

A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2024	1,330,278	$154.46	31,715	$164.63
Granted	969,427	139.56	—	—
Vested	(696,738)	147.81	(20,836)	164.66
Cancelled	(58,929)	148.75	(267)	161.18
Unvested at December 31, 2024	1,544,038	148.33	10,612	164.66

Stock options granted to employees are generally exercisable over terms not exceeding ten years and one day. A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In Years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2024	2,198,664	$152.33
Granted	133,834	138.10
Exercised	(1,026,259)	142.00
Cancelled/Expired	(345,406)	166.48
Outstanding at December 31, 2024	960,833	156.30	6.2	$30,664
Exercisable at December 31, 2024	654,215	$158.70	5.3	$19,371
Stock purchase plan
The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. As of December 31, 2024, there were 1,871,663 shares available for issuance under the plan. In connection with the employee stock purchase plan, shares of M&T common stock issued were 100,964 in 2024, 90,575 in 2023 and 75,232 in 2022. M&T received cash for shares purchased through the employee stock purchase plan of $13 million in each of 2024 and 2023 and $11 million in 2022.
Deferred bonus plan
The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. The deferred bonus plan was frozen effective January 1, 2010 and did not allow any additional deferrals after that date. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 9,831 and 10,238 at December 31, 2024 and 2023, respectively. The obligation to issue shares is included in Common stock issuable in the Consolidated Balance Sheet.
Directors’ stock compensation programs
The Company maintains compensation programs for members of the Company’s boards of directors and its regional director advisory councils that provides for a portion of their compensation to be received in shares or restricted stock units. In 2024 and 2023, 22,990 and 27,027 shares, respectively, were granted under such programs.
Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors' compensation plans. Shares of common stock issuable under such plans were 1,811 and 1,979 at December 31, 2024 and 2023, respectively. The obligation to issue shares is included in Common stock issuable in the Consolidated Balance Sheet.
12.Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. The Company uses a December 31 measurement date for all of its plans.
Net periodic pension expense for defined benefit plans consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Service cost	$10	$11	$18
Interest cost on benefit obligation	114	115	82
Expected return on plan assets	(200)	(201)	(188)
Amortization of prior service cost	—	—	1
Amortization of net actuarial (gain) loss	(2)	(2)	20
Settlement gain	(12)	—	—
Net periodic pension benefit	$(90)	$(77)	$(67)
Net other postretirement benefits expense for defined benefit plans consisted of the following:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Service cost	$1	$2	$3
Interest cost on benefit obligation	3	3	2
Amortization of prior service credit	(2)	(2)	(3)
Amortization of net actuarial gain	(3)	(3)	(1)
Net other postretirement (benefit) cost	$(1)	$—	$1
Service cost is reflected in Salaries and employee benefits and the other components of net periodic benefit cost are reflected in Other costs of operations in the Consolidated Statement of Income. In 2024, the Company recognized a $12 million settlement gain associated with the solicited election of certain participants in the Company's defined benefit pension plan to accept a lump-sum distribution in lieu of future retirement benefit payments. Those lump-sum distributions reduced each of the plan's assets and its benefit obligations by $171 million.

Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2024	2023	2024	2023
Change in benefit obligation:
Benefit obligation at beginning of year	$2,369	$2,379	$57	$60
Service cost	10	11	1	2
Interest cost	114	115	3	3
Plan participants’ contributions	—	—	—	1
Actuarial (gain) loss	(132)	13	(7)	(5)
Settlements paid	(171)	—	—	—
Benefits paid	(148)	(149)	(3)	(4)
Benefit obligation at end of year	2,042	2,369	51	57
Change in plan assets:
Fair value of plan assets at beginning of year	3,145	2,942	—	—
Actual return on plan assets	366	334	—	—
Employer contributions	16	18	2	3
Plan participants’ contributions	—	—	1	1
Settlements paid	(171)	—	—	—
Benefits paid	(148)	(149)	(3)	(4)
Fair value of plan assets at end of year	3,208	3,145	—	—
Funded status	$1,166	$776	$(51)	$(57)
Prepaid asset recognized in the Consolidated Balance Sheet	$1,298	$922	$—	$—
Accrued liability recognized in the Consolidated Balance Sheet	(132)	(146)	(51)	(57)
Net accrued asset (liability) recognized in the Consolidated Balance Sheet	$1,166	$776	$(51)	$(57)
Amounts recognized in accumulated other comprehensive income were:
Net (gain) loss	$(93)	$191	$(41)	$(37)
Net prior service cost	—	—	3	1
Pre-tax adjustment to accumulated other comprehensive income	(93)	191	(38)	(36)
Taxes	23	(49)	10	9
Net adjustment to accumulated other comprehensive income	$(70)	$142	$(28)	$(27)
The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the preceding data related to such plan were $132 million as of December 31, 2024 and $146 million as of December 31, 2023. The accumulated benefit obligation for all defined benefit pension plans was $2.0 billion at December 31, 2024 and $2.4 billion at December 31, 2023.
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

Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the market-related fair value of the plan assets. The net gain in 2024 was mainly the result of a return on plan assets that was greater than the assumed expected return and an increase to the assumed discount rate used to value plan liabilities. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

(Dollars in millions)	Pension Plans	Other Postretirement Benefit Plans	Total
2024
Net gain	$(298)	$(7)	$(305)
Amortization of prior service credit	—	2	2
Amortization of actuarial gain	2	3	5
Settlement gain	12	—	12
Total recognized in other comprehensive income, pre-tax	$(284)	$(2)	$(286)
2023
Net gain	$(120)	$(5)	$(125)
Amortization of prior service credit	—	2	2
Amortization of actuarial gain	2	3	5
Total recognized in other comprehensive income, pre-tax	$(118)	$—	$(118)
Assumptions
The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2024	2023	2024	2023
Discount rate	5.50%	5.00%	5.50%	5.00%
Rate of increase in future compensation levels	3.30	3.32	—	—
The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2024	2023	2022	2024	2023	2022
Discount rate	5.02%	5.00%	2.75%	5.00%	5.00%	2.75%
Long-term rate of return on plan assets	6.23	6.25	6.25	—	—	—
Rate of increase in future compensation levels	3.32	3.33	3.35	—	—	—
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
The Company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate. To demonstrate the sensitivity of the net periodic pension benefit for 2024 to changes in these assumptions, with all other assumptions held constant, 25 basis-point increases in: the rate of return on plan assets would have resulted in an increase in the net periodic pension benefit of approximately $8 million; and the discount rate would have resulted in a decrease in net periodic pension benefit of approximately $1 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by $48 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $50 million at December 31, 2024.
For measurement of other postretirement benefits, a 7.00% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2024. The rate was assumed to decrease to 5.00% over eight years.
Plan assets
The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital. The strategy attempts to maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. The target allocations for plan assets are generally 25 to 60 percent equity securities, 10 to 65 percent debt securities, and 5 to 60 percent money-market investments/cash equivalents and other investments, although holdings could be more or less than these general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company. Assets are managed by a combination of internal and external investment managers. Equity securities may include investments in domestic and international equities through individual securities, mutual funds and exchange-traded funds. Debt securities may include investments in corporate bonds of companies from diversified industries, mortgage-backed securities guaranteed by government agencies and U.S. Treasury securities through individual securities and mutual funds. Additionally, the Company’s defined benefit pension plan held $828 million (26% of total assets) of real estate funds, private investments, hedge funds and other investments at December 31, 2024. No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at December 31, 2024. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to the target allocations noted above.

The fair values of the Company’s pension plan assets at December 31, 2024 and 2023, by asset category, were as follows:

	Fair Value Measurement of Plan Assets At December 31, 2024
(Dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Money-market investments	$76	$50	$26	$—
Equity securities:
M&T	135	135	—	—
Domestic (a)	440	440	—	—
International (b)	17	17	—	—
Mutual funds:
Domestic (a)	282	282	—	—
International (b)	481	481	—	—
	1,355	1,355	—	—
Debt securities:
Corporate (c)	222	—	222	—
Government	281	—	281	—
International	16	—	16	—
Mutual funds:
Domestic (d)	425	425	—	—
	944	425	519	—
Other:
Diversified mutual fund	110	110	—	—
Common and collective funds	145	—	145	—
Real estate partnerships	31	5	—	26
Private equity/debt	265	—	—	265
Hedge funds	267	83	—	184
Guaranteed deposit fund	10	—	—	10
	828	198	145	485
Total (e)	$3,203	$2,028	$690	$485

	Fair Value Measurement of Plan Assets At December 31, 2023
(Dollars in millions)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Money-market investments	$65	$41	$24	$—
Equity securities:
M&T	112	112	—	—
Domestic (a)	512	512	—	—
International (b)	17	17	—	—
Mutual funds:
Domestic (a)	307	307	—	—
International (b)	501	501	—	—
	1,449	1,449	—	—
Debt securities:
Corporate (c)	227	—	227	—
Government	276	—	276	—
International	6	—	6	—
Mutual funds:
Domestic (d)	450	450	—	—
	959	450	509	—
Other:
Diversified mutual fund	110	110	—	—
Real estate partnerships	29	7	—	22
Private equity/debt	235	—	—	235
Hedge funds	285	107	—	178
Guaranteed deposit fund	9	—	—	9
	668	224	—	444
Total (e)	$3,141	$2,164	$533	$444
__________________________________________________________________________________
(a)This category is mainly comprised of equities of companies primarily within the small-cap, mid-cap and large-cap sectors of the U.S. economy and range across diverse industries.
(b)This category is comprised of equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed and emerging markets in Europe and the Pacific Rim.
(c)This category represents investment grade bonds of U.S. issuers from diverse industries.
(d)Approximately 73% of the mutual funds were invested in investment grade bonds and 27% in high-yielding bonds at each of December 31, 2024 and 2023. The holdings within the funds were spread across diverse industries.
(e)Excludes dividends and interest receivable totaling $5 million and $4 million at December 31, 2024 and 2023, respectively.

The changes in Level 3 pension plan assets measured at estimated fair value on a recurring basis during the year ended December 31, 2024 were as follows:

(Dollars in millions)	Balance — January 1, 2024	Net Purchases (Sales)	Realized/Unrealized Gains(Losses)	Balance — December 31, 2024
Real estate partnerships	$22	$3	$1	$26
Private equity/debt	235	5	25	265
Hedge funds	178	(18)	24	184
Guaranteed deposit fund	9	—	1	10
Total	$444	$(10)	$51	$485
The Company makes contributions to its funded qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets and the present value of benefit obligations of the plan. The Company is not required to make contributions to the qualified defined benefit plan in 2025, however, subject to the impact of actual events and circumstances that may occur in 2025, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments made by the Company for supplemental pension benefits were $16 million and $18 million in 2024 and 2023, respectively. Payments made by the Company for postretirement benefits were $2 million in 2024 and $3 million in 2023. Payments for supplemental pension and other postretirement benefits for 2025 are not expected to differ from those made in 2024 by an amount that will be material to the Company’s consolidated financial position.
Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Year ending December 31:
2025	$159	$4
2026	152	4
2027	154	4
2028	156	4
2029	157	4
2030 through 2034	778	18
The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Company contributions to the plan are discretionary for participants for which eligibility occurred after January 1, 2020. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2024, 2023 and 2022 associated with the defined contribution pension plan was $62 million, $56 million and $45 million, respectively.

The Company has a retirement savings plan that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The retirement savings plan provides for employer matching contributions of 100% of an employee's qualified compensation up to 5%. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the retirement savings plan totaled $100 million, $96 million and $84 million in 2024, 2023 and 2022, respectively.
13.Income taxes
The components of income tax expense were as follows:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Current:
Federal	$399	$580	$367
State and local	169	228	143
Total current	568	808	510
Deferred:
Federal	(21)	(64)	(18)
State and local	(6)	(33)	(12)
Total deferred	(27)	(97)	(30)
Amortization of investments in partnerships under proportional amortization method	181	167	140
Total income taxes	$722	$878	$620
The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2024, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137 million. No actions are planned that would cause this reserve to become wholly or partially taxable.
Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Income taxes at statutory federal income tax rate	$695	$760	$548
Increase (decrease) in taxes:
Tax-exempt income	(53)	(51)	(37)
State and local income taxes, net of federal income tax effect	136	161	110
Tax benefits for investments in partnerships under proportional amortization method, net	(38)	(26)	(22)
Other	(18)	34	21
Total income taxes	$722	$878	$620

Deferred tax assets (liabilities) were comprised of the following at December 31:

(Dollars in millions)	2024	2023	2022
Deferred tax assets:
Losses on loans and other assets	$671	$686	$641
Operating lease liabilities	170	182	183
Postretirement and other employee benefits	63	47	—
Incentive and other compensation plans	36	30	34
Unrealized losses	52	64	115
Interest on loans	28	42	54
Losses on cash flow hedges	34	52	87
Stock-based compensation	49	54	51
Other	139	153	81
Gross deferred tax assets	1,242	1,310	1,246
Deferred tax liabilities:
Retirement benefits	(304)	(198)	(88)
Leases	(150)	(171)	(204)
Right-of-use assets	(147)	(165)	(163)
Depreciation and amortization	(56)	(157)	(155)
Capitalized servicing rights	(36)	(38)	(51)
Postretirement and other employee benefits	—	—	(29)
Other	(68)	(59)	(69)
Gross deferred tax liabilities	(761)	(788)	(759)
Net deferred tax asset	$481	$522	$487
The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies.
The income tax credits shown in the statement of income of M&T in note 24 arise principally from operating losses before dividends from subsidiaries.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(Dollars in millions)	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
Gross unrecognized tax benefits at January 1, 2022	$38	$8	$46
Increases as a result of tax positions taken in prior years	—	3	3
Unrecognized tax benefits assumed in a business combination	3	1	4
Decreases as a result of tax positions taken in prior years	(11)	(4)	(15)
Gross unrecognized tax benefits at December 31, 2022	30	8	38
Increases as a result of tax positions taken in prior years	5	1	6
Decreases as a result of tax positions taken in prior years	(13)	(3)	(16)
Gross unrecognized tax benefits at December 31, 2023	22	6	28
Increases as a result of tax positions taken in prior years	13	7	20
Decreases as a result of tax positions taken in prior years	(10)	(2)	(12)
Gross unrecognized tax benefits at December 31, 2024	$25	$11	$36
Less: Federal, state and local income tax benefits			(7)
Net unrecognized tax benefits at December 31, 2024 that, if recognized, would impact the effective income tax rate			$29
The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in Income taxes in the Consolidated Statement of Income. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2022, although under statute the income tax returns from 2021 through 2023 could be adjusted. The Company also files income tax returns in over forty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2018. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.Earnings per common share
The computations of basic earnings per common share follow:

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2022
Income available to common shareholders:
Net income	$2,588	$2,741	$1,992
Less: Preferred stock dividends	(134)	(100)	(97)
Net income available to common equity	2,454	2,641	1,895
Less: Income attributable to unvested stock-based compensation awards	(5)	(5)	(4)
Net income available to common shareholders	$2,449	$2,636	$1,891
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,806	166,662	163,489
Less: Unvested stock-based compensation awards	(327)	(301)	(315)
Weighted-average shares outstanding	166,479	166,361	163,174

Basic earnings per common share	$14.71	$15.85	$11.59
The computations of diluted earnings per common share follow:

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2024	2023	2022
Net income available to common equity	$2,454	$2,641	$1,895
Less: Income attributable to unvested stock-based compensation awards	(5)	(5)	(4)
Net income available to common shareholders	$2,449	$2,636	$1,891
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	166,806	166,662	163,489
Less: Unvested stock-based compensation awards	(327)	(301)	(315)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	840	641	856
Adjusted weighted-average shares outstanding	167,319	167,002	164,030

Diluted earnings per common share	$14.64	$15.79	$11.53
Stock-based compensation awards to purchase common stock of M&T representing common shares of 755,000 in 2024, 1,834,000 in 2023 and 453,000 in 2022 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.Comprehensive income
The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	31	—	—	—	31		(8)	23
Unrealized losses on cash flow hedges	—	(296)	—	—	(296)		77	(219)
Current year benefit plans gains	—	—	305	—	305		(78)	227
Other	—	—	—	(3)	(3)		1	(2)
Total other comprehensive income (loss) before reclassifications	31	(296)	305	(3)	37		(8)	29
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net losses realized in net income	15	—	—	—	15		(4)	11
Net yield adjustment from cash flow hedges currently in effect	—	364	—	—	364	(a)	(95)	269
Amortization of prior service credit	—	—	(2)	—	(2)	(b)	1	(1)
Amortization of actuarial gains	—	—	(5)	—	(5)	(b)	1	(4)
Settlement gain	—	—	(12)	—	(12)	(b)	3	(9)
Total other comprehensive income (loss)	46	68	286	(3)	397		(102)	295
Balance — December 31, 2024	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)

Balance — January 1, 2023	$(444)	$(337)	$(273)	$(12)	$(1,066)		$276	$(790)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	193	—	—	—	193		(51)	142
Unrealized losses on cash flow hedges	—	(116)	—	—	(116)		30	(86)
Current year benefit plans gains	—	—	125	—	125		(33)	92
Other	—	—	—	5	5		(1)	4
Total other comprehensive income (loss) before reclassifications	193	(116)	125	5	207		(55)	152
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	250	—	—	250	(a)	(66)	184
Amortization of prior service credit	—	—	(2)	—	(2)	(b)	1	(1)
Amortization of actuarial gains	—	—	(5)	—	(5)	(b)	1	(4)
Total other comprehensive income (loss)	193	134	118	5	450		(119)	331
Balance — December 31, 2023	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2022	$105	$88	$(360)	$(4)	$(171)		$44	$(127)
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(551)	—	—	—	(551)		143	(408)
Unrealized losses on cash flow hedges	—	(461)	—	—	(461)		119	(342)
Current year benefit plans gains	—	—	71	—	71		(18)	53
Other	—	—	—	(8)	(8)		2	(6)
Total other comprehensive income (loss) before reclassifications	(551)	(461)	71	(8)	(949)		246	(703)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Amortization of unrealized holding losses on held-to-maturity securities	2	—	—	—	2	(a)	(1)	1
Net yield adjustment from cash flow hedges currently in effect	—	36	—	—	36	(a)	(9)	27
Amortization of prior service credit	—	—	(2)	—	(2)	(b)	—	(2)
Amortization of actuarial losses	—	—	18	—	18	(b)	(4)	14
Total other comprehensive income (loss)	(549)	(425)	87	(8)	(895)		232	(663)
Balance — December 31, 2022	$(444)	$(337)	$(273)	$(12)	$(1,066)		$276	$(790)
__________________________________________________________________________________
(a)Included in Interest income in the Consolidated Statement of Income.
(b)Included in Other costs of operations in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance at January 1, 2022	$78	$66	$(267)	$(4)	$(127)
Net gain (loss) during 2022	(407)	(315)	65	(6)	(663)
Balance at December 31, 2022	(329)	(249)	(202)	(10)	(790)
Net gain during 2023	142	98	87	4	331
Balance at December 31, 2023	(187)	(151)	(115)	(6)	(459)
Net gain (loss) during 2024	34	50	213	(2)	295
Balance at December 31, 2024	$(153)	$(101)	$98	$(8)	$(164)

16.Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either Other revenues from operations or Other costs of operations in the Consolidated Statement of Income:

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Other revenues from operations:
Credit-related fee income	$162	$151	$130
Gain on divestiture of CIT		225
Gain on divestiture of MTIA			136
Other costs of operations:
Amortization of capitalized mortgage servicing rights	139	131	97
Charitable contributions			178
17.Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of December 31, 2024.

Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument those agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Estimated Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$5,350	5.9	3.55%	4.71%	$(2)
Fixed rate investment securities available for sale (c)	15	0.1	4.84	4.36	—
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	30,819	1.6	3.41	4.47	1
Total	$36,184	2.2			$(1)
December 31, 2023
Fair value hedges:
Fixed rate long-term borrowings (b) (f)	$3,000	5.8	3.45%	5.62%	$(1)
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (g)	23,977	1.7	3.45	5.36	11
Total	$26,977	2.2			$10
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $153 million and $43 million at December 31, 2024 and December 31, 2023, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $136 million and $214 million at December 31, 2024 and December 31, 2023, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.
(d)Includes notional amount and terms of $3.4 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(e)Includes notional amount and terms of $10.0 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(f)Includes notional amount and terms of $1.0 billion of forward-starting interest rate swap agreements that become effective in 2025.
(g)Includes notional amount and terms of $9.0 billion of forward-starting interest rate swap agreements that became effective in 2024.
The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2024 mature as follows:

(Dollars in millions)
Year ending December 31:
2025	$10,384
2026	10,450
2027	6,000
2028	6,500
2029	—
Later years	2,850
$36,184

The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of such activities were not material for the years ended December 31, 2024, 2023 and 2022. Such changes are included in Mortgage banking revenues in the Company's Consolidated Statement of Income and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $40.5 billion and $44.4 billion at December 31, 2024 and 2023, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $1.6 billion and $1.5 billion at December 31, 2024 and 2023, respectively.
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$2	$12	$3	$2
Commitments to sell real estate loans	4	6	—	8
	6	18	3	10
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	4	15	32	32
Commitments to sell real estate loans	39	35	—	3
	43	50	32	35
Other:
Interest rate contracts (b)	185	237	769	879
Foreign exchange and other option and futures contracts	21	19	18	19
	206	256	787	898
Total derivatives	$255	$324	$822	$943
__________________________________________________________________________________
(a)Asset derivatives are reported in Accrued interest and other assets and liability derivatives are reported in Accrued interest and other liabilities in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at December 31, 2024 and 2023 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $686 million and $783 million, respectively, and in a liability position of $15 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Year Ended December 31,
	2024		2023		2022
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(111)	$111	$22	$(21)	$(109)	$109
Fixed rate investment securities available for sale (b)	—	—
Total	$(111)	$111	$22	$(21)	$(109)	$109
Derivatives not designated as hedging instruments
Interest rate contracts (c)	$15		$31		$28
Foreign exchange and other option and futures contracts (c)	21		15		14
Total	$36		$46		$42
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Consolidated Statement of Income.
(b)Reported as an adjustment to Interest income in the Consolidated Statement of Income.
(c)Reported as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	December 31, 2024	December 31, 2023	December 31, 2024	December 31, 2023
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$5,184	$2,954	$(155)	$(44)
Investment securities available for sale	381		—
The net effect of interest rate swap agreements was to decrease net interest income by $414 million in 2024, $302 million in 2023 and $26 million in 2022. The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $364 million for 2024, $250 million for 2023 and $36 million for 2022. As of December 31, 2024, the unrealized loss recognized in other comprehensive income related to cash flow hedges was $135 million, of which losses of $47 million and $49 million, gains of $6 million and losses of $45 million relate to interest rate swap agreements maturing in 2025, 2026, 2027 and 2028, respectively.
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
The Company primarily clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $257 million and $129 million at December 31, 2024 and 2023, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, and the related collateral posted, was not material at each of December 31, 2024 and 2023. Certain of the Company’s derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position at December 31, 2024 was not material.
The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements, was $157 million and $179 million at December 31, 2024 and 2023, respectively. Counterparties posted collateral relating to those positions of $157 million and $179 million at December 31, 2024 and 2023, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.
18.Variable interest entities and asset securitizations
The Company’s securitization activity includes securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. The Company has not recognized any material losses as a result of having securitized assets.
In three transactions throughout 2023 and 2024, M&T Bank and its subsidiaries issued asset-backed notes secured by either equipment finance loans and leases or by automobile loans. Those loans and leases were sold into special purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in the securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. At December 31, 2024, the remaining balance of the loans and leases in those securitization trusts were $1.5 billion and the outstanding asset-backed notes issued to third party investors were $1.2 billion. Information on the asset-backed notes is included in note 8.
As also described in note 8, M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of December 31, 2024 and 2023, the Company included the Junior Subordinated Debentures as Long-term borrowings in the Consolidated Balance Sheet and recognized $17 million and $22 million, respectively, in Accrued interest and other assets for its "investment" in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.5 billion and $9.8 billion at December 31, 2024 and 2023, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. The Company’s investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to Income taxes in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. Effective January 1, 2024, the Company adopted amended guidance which permits an election to account for other tax equity investments using the proportional amortization method if certain conditions are met. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

	December 31,
(Dollars in millions)	2024	2023
Affordable housing projects:
Carrying amount (a)	$1,384	$1,340
Amount of future funding commitments included in carrying amount (b)	467	410
Contingent commitments	69	55
Renewable energy:
Carrying amount (a)	135	80
Amount of future funding commitments included in carrying amount (b)	46	31
Other:
Carrying amount (a)	37	41
Amount of future funding commitments included in carrying amount (b)	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $38 million (net of $181 million of investment amortization), $26 million (net of $167 million of investment amortization) and $22 million (net of $140 million of investment amortization) in 2024, 2023 and 2022, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at December 31, 2024 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $34 million, $33 million and $17 million in 2024, 2023 and 2022, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of December 31, 2024 was $2.0 billion, including possible recapture of certain tax credits.

The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
19.Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2024.
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
Available-for-sale investment securities and equity securities
The Company’s available-for-sale investment securities have generally been valued by reference to prices for similar securities or through model-based techniques in which the significant inputs are observable and, therefore, such valuations have been classified as Level 2. Certain investments in mutual funds and equity securities are actively traded and, therefore, have been classified as Level 1 valuations.

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
Commitments to originate real estate loans for sale and commitments to sell real estate loans
The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are accounted for as derivative financial instruments and, therefore, are carried at estimated fair value in the Consolidated Balance Sheet. The estimated fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The estimated fair value of commitments to originate real estate loans for sale is adjusted to reflect the Company’s anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale. Significant unobservable inputs used in the determination of estimated fair value of commitments to originate real estate loans for sale are included in the accompanying table of assets and liabilities measured at estimated fair value on a recurring basis.
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
Other non-hedging derivatives
Other non-hedging derivatives consist primarily of interest rate contracts and foreign exchange contracts with customers who require such services with offsetting positions with third parties to minimize the Company's risk with respect to such transactions. The Company generally determines the fair value of other non-hedging derivative assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2.

The following tables present assets and liabilities at December 31, 2024 and 2023 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
December 31, 2024
Trading account	$101	$101	$—	$—
Investment securities available for sale:
U.S. Treasury	7,931	—	7,931	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,702	—	3,702	—
Residential	7,214	—	7,214	—
Other	2	—	2	—
	18,849	—	18,849	—
Equity securities	235	235	—	—
Real estate loans held for sale	521	—	521	—
Other assets (b)	255	—	251	4
Total assets	$19,961	$336	$19,621	$4
Other liabilities (b)	$822	$—	$790	$32
Total liabilities	$822	$—	$790	$32

December 31, 2023
Trading account	$106	$101	$5	$—
Investment securities available for sale:
U.S. Treasury	7,705	—	7,705	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	416	—	416	—
Residential	2,154	—	2,154	—
Other	165	—	165	—
	10,440	—	10,440	—
Equity securities	268	258	10	—
Real estate loans held for sale	379	—	379	—
Other assets (b)	324	—	309	15
Total assets	$11,517	$359	$11,143	$15
Other liabilities (b)	$943	$—	$911	$32
Total liabilities	$943	$—	$911	$32
__________________________________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of commitments to originate real estate loans held for sale included weighted-average commitment expirations of 6% at December 31, 2024 and 5% at December 31, 2023. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
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
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% with a weighted-average of 50% at December 31, 2024. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile and recreational vehicle collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and the related nonrecurring fair value measurement adjustments have been classified as Level 2. Loans subject to nonrecurring fair value measurement were $847 million at December 31, 2024 ($187 million and $660 million of which were classified as Level 2 and Level 3, respectively), $923 million at December 31, 2023 ($234 million and $689 million of which were classified as Level 2 and Level 3, respectively), and $853 million at December 31, 2022 ($329 million and $524 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized during the years ended December 31, 2024, 2023 and 2022 for partial charge-offs of loans and loan impairment reserves on loans held by the Company at the end of each of those years were decreases of $287 million, $381 million and $191 million, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of December 31, 2024 and 2023. Changes in fair value recognized during the years ended December 31, 2024, 2023 and 2022 for foreclosed assets held by the Company at the end of each of those years were not material.

Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to mortgage loans required no valuation allowance at each of December 31, 2024 and 2023. Changes in fair value recognized for impairment of capitalized servicing rights related to residential mortgage loans were a decrease in the valuation allowance of $24 million in 2022.

Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2024
Financial assets:
Cash and cash equivalents	$1,909	$1,909	$1,749	$160	$—
Interest-bearing deposits at banks	18,873	18,873	—	18,873	—
Investment securities held to maturity	14,195	12,955	—	12,909	46
Loans and leases, net	133,397	131,334	—	6,806	124,528
Financial liabilities:
Time deposits	14,476	14,463	—	14,463	—
Short-term borrowings	1,060	1,060	—	1,060	—
Long-term borrowings	12,605	12,754	—	12,754	—

December 31, 2023
Financial assets:
Cash and cash equivalents	1,731	1,731	1,668	63	—
Interest-bearing deposits at banks	28,069	28,069	—	28,069	—
Investment securities held to maturity	15,330	14,308	—	14,262	46
Loans and leases, net	131,939	129,138	—	7,240	121,898
Financial liabilities:
Time deposits	20,759	20,715	—	20,715	—
Short-term borrowings	5,316	5,316	—	5,316	—
Long-term borrowings	8,201	8,107	—	8,107	—
With the exception of marketable securities and mortgage loans originated for sale, the Company’s financial instruments presented in the preceding tables are not readily marketable and market prices do not exist. The Company has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.
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

20.Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant commitments. Certain of these commitments are not included in the Company’s Consolidated Balance Sheet.

(Dollars in millions)	December 31, 2024	December 31, 2023
Commitments to extend credit:
Commercial and industrial	$31,521	$28,566
Commercial real estate loans to be sold	479	916
Other commercial real estate	2,697	5,019
Residential real estate loans to be sold	190	163
Other residential real estate	517	331
Home equity lines of credit	7,933	8,109
Credit cards	6,087	5,578
Other	244	413
Standby letters of credit	2,260	2,289
Commercial letters of credit	58	62
Financial guarantees and indemnification contracts	4,335	4,036
Commitments to sell real estate loans	1,142	1,400
Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.7 billion and $12.3 billion at December 31, 2024 and 2023, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.2 billion and $3.9 billion at December 31, 2024 and 2023, respectively. At December 31, 2024, the Company estimated that the recourse obligations described above were not material to the Company’s consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
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
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2024, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent the pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at December 31, 2024. Although the Company does not believe that the outcome of pending litigations will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
In the fourth quarter of 2023, the FDIC issued a final rule on special assessment pursuant to systemic risk determination resulting from the closures of certain failed banks. As a result, the Company recorded an estimated expense of $197 million for the special assessment in the 2023 results of operations. In 2024, the FDIC notified member banks that the loss estimate attributable to certain failed banks had increased. The Company recorded FDIC special assessment expense of $34 million in the Consolidated Statement of Income for the year ended December 31, 2024. At December 31, 2024 and 2023, the Company recorded a liability related to the FDIC special assessment of $157 million and $197 million, respectively. Such amounts are classified as Accrued interest and other liabilities in the Consolidated Balance Sheet. The FDIC has indicated that the amount of the special assessment may be adjusted in the future should its loss estimates change.

21.Segment information
Reportable segments have been determined based upon the Company’s organizational structure which is primarily arranged around the delivery of products and services to similar customer types. The Company's internal profitability reporting system produces financial information, inclusive of net interest income and income before taxes, for each segment. Such information is reviewed by the Company's Chief Executive Officer, who has been identified as the chief operating decision maker, in evaluating operating decisions, business performance and the allocation of resources. The Company's reportable segments are Commercial Bank, Retail Bank and Institutional Services and Wealth Management.
The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for credit losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in notes 1 and 4. The net effects of these allocations are recorded in the "All Other" category. Indirect fixed and variable expenses incurred by certain centralized support areas are allocated to segments based on actual usage (for example, volume measurements) and other criteria. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions of financial institutions) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on regulatory capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment (including interest, credit and operating risk). The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.

Information about the Company’s segments is presented in the accompanying table.

	Year Ended December 31,
	Commercial Bank			Retail Bank			Institutional Services and Wealth Management
(Dollars in millions)	2024	2023	2022	2024	2023	2022	2024	2023	2022
Net interest income (a)	$2,212	$2,409	$2,302	$4,288	$4,352	$3,008	$748	$700	$403
Noninterest income	672	658	588	810	762	703	809	1,005	1,007
Total revenue	2,884	3,067	2,890	5,098	5,114	3,711	1,557	1,705	1,410
Provision for credit losses	266	297	66	288	173	101	6	—	(1)
Salaries and employee benefits	610	577	483	778	779	694	413	405	376
Depreciation and amortization	39	39	39	252	249	198	9	8	8
Other direct expenses	285	275	213	421	465	386	102	156	211
Indirect expense (b)	490	455	389	1,048	964	929	307	298	272
Income (loss) before taxes	1,194	1,424	1,700	2,311	2,484	1,403	720	838	544
Income tax expense (benefit)	323	385	458	595	646	364	185	218	142
Net income (loss)	$871	$1,039	$1,242	$1,716	$1,838	$1,039	$535	$620	$402
Average total assets	$80,864	$80,243	$69,960	$53,043	$51,213	$49,059	$3,800	$3,675	$3,598

	All Other			Total (c)
(Dollars in millions)	2024	2023	2022	2024	2023	2022
Net interest income (a)	$(396)	$(346)	$109	$6,852	$7,115	$5,822
Noninterest income	136	103	59	2,427	2,528	2,357
Total revenue	(260)	(243)	168	9,279	9,643	8,179
Provision for credit losses	50	175	351	610	645	517
Salaries and employee benefits	1,361	1,236	1,234	3,162	2,997	2,787
Depreciation and amortization	208	201	190	508	497	435
Other direct expenses	881	989	1,018	1,689	1,885	1,828
Indirect expense (b)	(1,845)	(1,717)	(1,590)	—	—	—
Income (loss) before taxes	(915)	(1,127)	(1,035)	3,310	3,619	2,612
Income tax expense (benefit)	(381)	(371)	(344)	722	878	620
Net income (loss)	$(534)	$(756)	$(691)	$2,588	$2,741	$1,992
Average total assets	$73,513	$70,266	$67,635	$211,220	$205,397	$190,252
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $50 million in 2024, $54 million in 2023 and $39 million in 2022 and is eliminated in "All Other" net interest income and income tax expense (benefit).
(b)Indirect expense represents centrally-allocated costs associated with data processing, risk management and other support services provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
(c)Intersegment revenues and expenses were not material for the years ended December 31, 2024, 2023 and 2022.

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
The Retail Bank segment provides a wide range of services to consumers and small businesses through the Company’s branch network and several other delivery channels such as telephone banking, internet banking and ATMs. The Company has domestic banking offices primarily in the Northeastern and Mid-Atlantic regions of the U.S. including the District of Columbia. The segment offers to its customers deposit products, including demand, savings and time accounts, and other services. Credit services offered by this segment include automobile and recreational finance loans (primarily originated indirectly through dealers), home equity loans and lines of credit, credit cards and other loan products. This segment also originates and services residential mortgage loans and either sells those loans in the secondary market to investors or retains them for investment purposes. Residential mortgage loans are also originated and serviced on behalf of the Institutional Services and Wealth Management segment. The Company periodically purchases the rights to service residential real estate loans that have been originated by other entities and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. This segment also provides various business loans, including loans guaranteed by the Small Business Administration, business credit cards, deposit products and services such as cash management, payroll and direct deposit, merchant credit card and letters of credits to small businesses and professionals through the Company's branch network and other delivery channels.
The Institutional Services and Wealth Management segment provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients, as well as personal trust, planning and advisory, fiduciary, asset management, family office, and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. This segment also provides investment products, including mutual funds and annuities and other services to customers.
The "All Other" category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from the acquisitions of financial institutions; merger-related gains and expenses related to acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain non-recurring transactions; and the residual effects of unallocated support systems and general and administrative expenses. The Company’s investment securities portfolio, brokered deposits and short-term and long-term borrowings are generally included in the "All Other" category. In its management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portfolios of earning assets and interest-bearing liabilities. The results of such activities are captured in the "All Other" category.
There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22.Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2024, approximately $2.3 billion was available for payment of dividends to M&T from banking subsidiaries. M&T may pay dividends and repurchase stock only in accordance with a capital plan that the Federal Reserve has not objected to.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
M&T and its subsidiary banks are required to comply with applicable Capital Rules. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2024, the required minimum and well capitalized capital ratios are as follows:

	Minimum	Well Capitalized
M&T (Consolidated)
CET1 capital to RWA	4.5%
Tier 1 capital to RWA	6.0	6.0%
Total capital to RWA	8.0	10.0
Leverage — Tier 1 capital to average total assets, as defined	4.0

	Minimum	Well Capitalized
Bank Subsidiaries
CET1 capital to RWA	4.5%	6.5%
Tier 1 capital to RWA	6.0	8.0
Total capital to RWA	8.0	10.0
Leverage — Tier 1 capital to average total assets, as defined	4.0	5.0
Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. In June 2024, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results on October 1, 2024, M&T's SCB of 3.8% became effective. Accordingly, at December 31, 2024 M&T is subject to a CET1 capital requirement of 8.3% (a sum of the SCB and the minimum CET1 capital ratio).

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2024 and 2023 are presented below:

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
December 31, 2024
CET1 capital
Amount	$18,299	$19,233	$603
Ratio(a)	11.68%	12.32%	269.64%
Tier 1 capital
Amount	$20,692	$19,233	$603
Ratio(a)	13.21%	12.32%	269.64%
Total capital
Amount	$23,073	$21,387	$604
Ratio(a)	14.73%	13.70%	269.88%
Leverage
Amount	$20,692	$19,233	$603
Ratio(b)	10.17%	9.48%	83.37%
December 31, 2023
CET1 capital
Amount	$16,908	$17,667	$583
Ratio(a)	10.98%	11.53%	263.48%
Tier 1 capital
Amount	$18,918	$17,667	$583
Ratio(a)	12.29%	11.53%	263.48%
Total capital
Amount	$21,533	$19,884	$584
Ratio(a)	13.99%	12.97%	263.85%
Leverage
Amount	$18,918	$17,667	$583
Ratio(b)	9.43%	8.83%	86.00%
__________________________________________________________________________________
(a)The ratio of capital to RWA, as defined by regulation.
(b)The ratio of capital to average assets, as defined by regulation.
23.Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at December 31, 2024 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Consolidated Statement of Income. That income totaled $48 million in 2024, $20 million in 2023 and $30 million in 2022.
Bayview Financial, a privately-held specialty finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $1.0 billion and $1.2 billion at December 31, 2024 and 2023, respectively. Revenues from those servicing rights were $5 million, $6 million and $8 million during 2024, 2023 and 2022, respectively. The Company sub-

services residential mortgage loans for Bayview Financial having outstanding principal balances of $111.5 billion and $115.3 billion at December 31, 2024 and 2023, respectively. In February 2025, the Company began sub-servicing approximately $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial. Revenues earned for sub-servicing loans for Bayview Financial were $123 million, $125 million and $154 million in 2024, 2023 and 2022, respectively.
The Company also held $37 million and $42 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2024 and 2023, respectively, that were securitized by Bayview Financial. At December 31, 2024, the Company held $404 million of Bayview Financial’s $2.7 billion syndicated loan facility. In January and February 2025, the Company entered into a commercial lending arrangement to fund up to $333 million to an entity affiliated with Bayview Financial.
24.Parent company financial statements
Condensed Balance Sheet

	December 31,
(Dollars in millions)	2024	2023
Assets
Due from consolidated bank subsidiaries:
Cash and due from banks	$234	$176
Money-market savings	3,409	3,223
Notes receivable	2,000	—
Other	1	5
Total due from consolidated bank subsidiaries	5,644	3,404
Investments in consolidated subsidiaries:
Banks	28,171	26,290
Other	389	391
Investments in trust preferred entities (note 18)	17	22
Other assets	105	100
Total assets	$34,326	$30,207
Liabilities
Due to consolidated bank subsidiaries	$14	$16
Accrued expenses and other liabilities	142	136
Long-term borrowings	5,143	3,098
Total liabilities	5,299	3,250
Shareholders’ equity	29,027	26,957
Total liabilities and shareholders’ equity	$34,326	$30,207

Condensed Statement of Income

	Year Ended December 31,
(Dollars in millions, except per share)	2024	2023	2022
Income
Dividends from consolidated subsidiaries	$1,306	$2,041	$2,508
Interest income	77	6	1
Income from BLG	48	20	30
Other	4	—	(8)
Total income	1,435	2,067	2,531
Expense
Interest expense	274	182	63
Other	62	40	50
Total expense	336	222	113
Income before income taxes and equity in undistributed income of subsidiaries	1,099	1,845	2,418
Income tax credits	51	49	22
Income before equity in undistributed income of subsidiaries	1,150	1,894	2,440
Equity in undistributed income of subsidiaries
Net income of subsidiaries	2,744	2,888	2,060
Less: dividends received	1,306	2,041	2,508
Equity in undistributed income of subsidiaries	1,438	847	(448)
Net income	$2,588	$2,741	$1,992
Net income per common share:
Basic	$14.71	$15.85	$11.59
Diluted	14.64	15.79	11.53

Condensed Statement of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2024	2023	2022
Cash flows from operating activities
Net income	$2,588	$2,741	$1,992
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(1,438)	(847)	448
Provision for deferred income taxes	(8)	(5)	7
Net change in accrued income and expense	(5)	32	8
Net cash provided by operating activities	1,137	1,921	2,455
Cash flows from investing activities
Net investment in consolidated subsidiaries	(30)	(1)	54
Advances to consolidated subsidiaries	(2,000)	—	—
Acquisition, net of cash consideration	—	—	538
Other, net	(64)	(41)	24
Net cash provided (used) by investing activities	(2,094)	(42)	616
Cash flows from financing activities
Repayment of short-term borrowings assumed in acquisition	—	—	(500)
Proceeds from long-term borrowings	2,341	1,998	499
Payments on long-term borrowings	(205)	(750)	—
Proceeds from issuance of Series J preferred stock	733	—	—
Redemption of Series E preferred stock	(350)	—	—
Purchases of treasury stock	(396)	(594)	(1,800)
Dividends paid — common	(895)	(868)	(784)
Dividends paid — preferred	(138)	(100)	(97)
Other, net	111	14	2
Net cash provided (used) by financing activities	1,201	(300)	(2,680)
Net increase in cash and cash equivalents	244	1,579	391
Cash and cash equivalents at beginning of year	3,399	1,820	1,429
Cash and cash equivalents at end of year	$3,643	$3,399	$1,820
Supplemental disclosure of cash flow information
Interest received during the year	$76	$6	$1
Interest paid during the year	257	135	49
Income taxes received during the year	51	43	28

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.           Controls and Procedures.
Evaluation of disclosure controls and procedures.
Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2024.
Internal control over financial reporting.
(a) Management’s annual report on internal control over financial reporting. Included under the heading "Report on Internal Control Over Financial Reporting" in Item 8 of this Form 10-K.
(b) Attestation report of the registered public accounting firm. Included under the heading "Report of Independent Registered Public Accounting Firm" in Item 8 of this Form 10-K.
(c) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.
Item 9B.           Other Information.
(a) None.
(b) The following provides a description of Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the three months ended December 31, 2024, by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act:
On November 21, 2024, René F. Jones, Chairman and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement will terminate on or before December 31, 2025. Under the arrangement, a maximum aggregate number of 144,022 vested stock options may be exercised, and the underlying shares will be held by Mr. Jones after the withholding of shares to cover the cost of the exercise price of the options and tax obligations (also known as a net exercise and hold settlement). The arrangement does not provide for the sale of shares. Transactions under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.
No directors or executive officers terminated or modified a Rule 10b5-1 trading arrangement in the three months ended December 31, 2024.

Certain of the Company's directors or executive officers have made elections and are participating in the Company's tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T Bank Corporation common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 9C.            Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.
PART III
Item 10.              Directors, Executive Officers and Corporate Governance.
The Company has adopted insider trading policies and procedures governing the purchase, sale and other dispositions of the Company's securities by its directors, executive officers and employees, and by the Company itself, that are reasonably designed to promote compliance with insider trading laws, rules and regulations and applicable listing standards. M&T's Insider Trading Policy is included as Exhibit 19.1 of this Form 10-K.
The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in M&T’s Proxy Statement for the 2025 Annual Meeting of Shareholders, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2024 (the "2025 Proxy Statement"). The information concerning M&T’s directors will appear under the heading "Nominees for Director" in the 2025 Proxy Statement. The information concerning compliance with Section 16(a) of the Exchange Act will appear, if necessary, under the heading "Delinquent Section 16(a) Reports" in the 2025 Proxy Statement. The information concerning M&T’s Code of Ethics for Chief Executive Officer and Senior Financial Officers will appear under the heading "Codes of Business Conduct and Ethics" in the 2025 Proxy Statement. The information regarding any material changes to the procedures by which shareholders can recommend director nominees will appear, if necessary, under the heading "Nomination and Governance Committee" in the 2025 Proxy Statement. The information regarding M&T’s Audit Committee, including "audit committee financial experts," will appear under the heading "Audit Committee" in the 2025 Proxy Statement. Such information is incorporated herein by reference.
The information concerning M&T’s executive officers is provided in "Executive Officers of the Registrant" in Part I of this Form 10-K.
Item 11.           Executive Compensation.
The information required to be furnished pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will appear under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Compensation and Human Capital Committee Interlocks and Insider Participation," and "Compensation and Human Capital Committee Report" in the 2025 Proxy Statement. Such information is incorporated herein by reference.

Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the heading "Stock Ownership Information" in the 2025 Proxy Statement. Such information is incorporated herein by reference.
The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is provided in "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II, Item 5 of this Form 10-K.
Item 13.             Certain Relationships and Related Transactions, and Director Independence.
The information required to be furnished pursuant to Items 404 and 407(a) of Regulation S-K will appear under the headings "Transactions with Directors, Executive Officers and Certain Shareholders" and "Board Independence" in the 2025 Proxy Statement. Such information is incorporated herein by reference.
Item 14.             Principal Accountant Fees and Services.
The information required to be furnished by Item 9(e) of Schedule 14A will appear under the heading "Independent Public Accountants" in the 2025 Proxy Statement. Such information is incorporated herein by reference.

PART IV
Item 15.             Exhibits and Financial Statement Schedules.
(a) Financial statements and financial statement schedules filed as part of this Form 10-K. See Part II, Item 8, "Financial Statements and Supplementary Data." Financial statement schedules are not required or are inapplicable, and therefore have been omitted.
(b) Exhibits required by Item 601 of Regulation S-K. The exhibits listed have been previously filed, are filed herewith or are incorporated herein by reference to other filings. All incorporated document references are to filings by M&T Bank Corporation, SEC File No. 1-9861.

Exhibit Number	Description
3.1	Restated Certificate of Incorporation of M&T Bank Corporation, effective November 16, 2022. Incorporated by reference to Exhibit 3.1 of the Form 8-K dated November 18, 2022.
3.2	Amended and Restated Bylaws of M&T Bank Corporation, effective February 21, 2024. Incorporated by reference to Exhibit 3.2 of the Form 10-K for the year ended December 31, 2023.
3.3
Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, with respect to Perpetual 7.500% Non-Cumulative Preferred Stock, Series J, filed with the New York Department of State on May 9, 2024. Incorporated by reference to Exhibit 3.1 of the Form 8-K dated May 13, 2024.

4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Description of Registrant’s Securities. Filed herewith.
10.1	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 of the Form 10-Q for the quarter ended June 30, 1998.*
10.2	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2016.*
10.3	Amendment No. 1 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2018.*
10.4	Amendment No. 2 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 2018.*
10.5	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2016.*
10.6	Amendment No. 1 to M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2018.*

Exhibit Number	Description
10.7	Amendment No. 2 to M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 2018.*
10.8	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 2016.*
10.9	M&T Bank Corporation 2019 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A of the Proxy Statement filed March 7, 2019.*
10.10	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2020.*
10.11	Amendment No. 3 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2020.*
10.12
M&T Bank Corporation Leadership Retirement Savings Plan (f/k/a Supplemental Savings Retirement Plan), amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2020.*

10.13	M&T Bank Corporation Form of Performance-Hurdled Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.24 of the Form 10-K for the year ended December 31, 2020.*
10.14	M&T Bank Corporation Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended December 31, 2020.*
10.15	M&T Bank Corporation Form of Directors’ Restricted Stock Unit Award Agreement (one-year vesting). Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2022.*
10.16	M&T Bank Corporation Voluntary Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.28 of the Form 10-K for the year ended December 31, 2021.*
10.17
M&T Bank Corporation Employee Severance Pay Plan, restated June 1, 2021 (with amended Appendix A effective March 28, 2022). Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2023.*

10.18
Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between John P. Barnes and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.1 of the Form 8-K filed on April 4, 2022.*

10.19
Non-Competition and Non-Solicitation Agreement, dated as of February 21, 2021, by and between Kirk W. Walters and People’s United Financial, Inc. Incorporated by reference to Exhibit 10.2 of the Form 8-K filed on April 4, 2022.*

10.20	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2022.*
10.21
M&T Bank Corporation 2019 Equity Incentive Compensation Plan, as amended and restated effective as of April 18, 2023. Incorporated by reference to Appendix B of the Proxy Statement filed March 7, 2023.*

Exhibit Number	Description
10.22
First Amendment, effective November 30, 2023, to the M&T Bank Corporation Leadership Retirement Savings Plan, as amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.22 of the Form 10-K for the year ended December 31, 2023.*

10.23	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.23 of the Form 10-K for the year ended December 31, 2023.*
10.24
Retirement and Consulting Agreement, dated as of February 8, 2024, by and between Doris Meister and M&T Bank. Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2024.*

19.1	M&T Bank Corporation Insider Trading Policy, as amended September 17, 2024. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed herewith.
23.1
Consent of PricewaterhouseCoopers LLP re: Registration Statements on Form S-3 (No. 333-274646) and Form S-8 (Nos.33-32044, 333-43175, 333-16077, 333-40640, 333-84384, 333-127406, 333-150122, 333-164015, 333-163992, 333-160769, 333-159795, 333-170740, 333-189099, 333-184504, 333-189097, 333-184411, 333-231217, 333-254786, 333-264099, 333-254962, 333-264392 and 333-271322). Filed herewith.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97.1	M&T Bank Corporation Executive Compensation Recoupment Policy. Incorporated by reference to Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents.
104	The cover page from M&T Bank Corporation’s Annual Report of the Form 10-K for the year ended December 31, 2024 has been formatted in Inline XBRL.
__________________________________________________________________________________
*Management contract or compensatory plan or arrangement.
(c) Additional financial statement schedules. None.
Item 16.            Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 19th day of February, 2025.

M&T BANK CORPORATION

By:	/s/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ René F. Jones	Chairman of the Board and	February 19, 2025
René F. Jones	Chief Executive Officer

Principal Financial Officer:

/s/ Daryl N. Bible	Senior Executive Vice President and	February 19, 2025
Daryl N. Bible	Chief Financial Officer

Principal Accounting Officer:

/s/ John R. Taylor	Executive Vice President	February 19, 2025
John R. Taylor	and Controller

A majority of the board of directors:

/s/ John P. Barnes		February 19, 2025
John P. Barnes

/s/ Robert T. Brady		February 19, 2025
Robert T. Brady

February 19, 2025
Carlton J. Charles

/s/ Jane Chwick		February 19, 2025
Jane Chwick

/s/ William F. Cruger, Jr.	February 19, 2025
William F. Cruger, Jr.

/s/ T. Jefferson Cunningham III	February 19, 2025
T. Jefferson Cunningham III

/s/ Gary N. Geisel	February 19, 2025
Gary N. Geisel

/s/ Leslie V. Godridge	February 19, 2025
Leslie V. Godridge

/s/ Richard H. Ledgett, Jr.	February 19, 2025
Richard H. Ledgett, Jr.

/s/ Melinda R. Rich	February 19, 2025
Melinda R. Rich

/s/ Robert E. Sadler, Jr.	February 19, 2025
Robert E. Sadler, Jr.

/s/ Denis J. Salamone	February 19, 2025
Denis J. Salamone

/s/ Rudina Seseri	February 19, 2025
Rudina Seseri

/s/ Kirk W. Walters	February 19, 2025
Kirk W. Walters

/s/ Herbert L. Washington	February 19, 2025
Herbert L. Washington