Form 10-Q
period 2025-03-31
M&T BANK CORP
filed 2025-05-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
Commission File Number 1-9861
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on May 1, 2025: 160,516,041 shares.

M&T Bank Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2025

Glossary of Terms
The following listing includes acronyms and terms used throughout the document.

Term	Definition
2024 Annual Report	Form 10-K for the year ended December 31, 2024
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BLG	Bayview Lending Group, LLC
Capital Rules	Capital adequacy standards established by the federal banking agencies
CET1	Common Equity Tier 1
Common Securities	Common securities issued in connection with the issuance of Junior Subordinated Debentures
Company	M&T Bank Corporation and its consolidated subsidiaries
DUS	Delegated Underwriting and Servicing
EVE	Economic value of equity
Executive ALCO Committee	Executive Asset-Liability Liquidity Capital Committee
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.
GDP	Gross Domestic Product
Junior Subordinated Debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LCR	Liquidity Coverage Ratio
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
People’s United	People’s United Financial, Inc.
Preferred Capital Securities	Preferred capital securities issued in connection with the issuance of Junior Subordinated Debentures
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S.	United States of America

Part I. Financial Information
Item 1. Financial Statements (Unaudited).
M&T Bank Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(Dollars in millions, except per share)	March 31, 2025	December 31, 2024
Assets
Cash and due from banks	$2,109	$1,909
Interest-bearing deposits at banks	20,656	18,873
Trading account	96	101
Investment securities:
Available for sale (cost: $20,807 at March 31, 2025; $19,054 at December 31, 2024)	20,799	18,849
Held to maturity (fair value: $12,308 at March 31, 2025; $12,955 at December 31, 2024)	13,352	14,195
Equity and other securities (cost: $986 at March 31, 2025; $1,007 at December 31, 2024)	986	1,007
Total investment securities	35,137	34,051
Loans and leases (a)	134,574	135,581
Allowance for credit losses	(2,200)	(2,184)
Net loans and leases	132,374	133,397
Premises and equipment	1,661	1,705
Goodwill	8,465	8,465
Core deposit and other intangible assets	93	94
Accrued interest and other assets	9,730	9,510
Total assets	$210,321	$208,105
Liabilities
Noninterest-bearing deposits	$49,051	$46,020
Savings and interest-checking deposits	102,379	100,599
Time deposits	13,979	14,476
Total deposits	165,409	161,095
Short-term borrowings	1,573	1,060
Long-term borrowings (a)	10,496	12,605
Accrued interest and other liabilities	3,852	4,318
Total liabilities	181,330	179,078
Shareholders' equity
Preferred stock	2,394	2,394
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at March 31, 2025 and December 31, 2024	90	90
Common stock issuable, 9,490 shares at March 31, 2025; 11,642 shares at December 31, 2024	1	1
Additional paid-in capital	9,968	9,998
Retained earnings	19,405	19,079
Accumulated other comprehensive income (loss), net	90	(164)
Treasury stock — common, at cost — 16,894,734 shares at March 31, 2025; 13,922,820 shares at December 31, 2024	(2,957)	(2,371)
Total shareholders’ equity	28,991	29,027
Total liabilities and shareholders’ equity	$210,321	$208,105
__________________________________________________________________________________
(a)Loans and leases of $2.1 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes were included in Long-term borrowings and were $1.8 billion at March 31, 2025 and $1.2 billion at December 31, 2024.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2025	2024
Interest income
Loans and leases	$2,006	$2,097
Investment securities:
Fully taxable	321	212
Exempt from federal taxes	15	16
Deposits at banks	218	419
Other	—	1
Total interest income	2,560	2,745
Interest expense
Savings and interest-checking deposits	552	615
Time deposits	124	225
Short-term borrowings	32	84
Long-term borrowings	157	141
Total interest expense	865	1,065
Net interest income	1,695	1,680
Provision for credit losses	130	200
Net interest income after provision for credit losses	1,565	1,480
Other income
Mortgage banking revenues	118	104
Service charges on deposit accounts	133	124
Trust income	177	160
Brokerage services income	32	29
Trading account and other non-hedging derivative gains	9	9
Gain (loss) on bank investment securities	—	2
Other revenues from operations	142	152
Total other income	611	580
Other expense
Salaries and employee benefits	887	833
Equipment and net occupancy	132	129
Outside data processing and software	136	120
Professional and other services	84	85
FDIC assessments	23	60
Advertising and marketing	22	20
Amortization of core deposit and other intangible assets	13	15
Other costs of operations	118	134
Total other expense	1,415	1,396
Income before taxes	761	664
Income taxes	177	133
Net income	$584	$531
Net income available to common shareholders
Basic	$547	$505
Diluted	547	505
Net income per common share
Basic	3.33	3.04
Diluted	3.32	3.02
Average common shares outstanding
Basic	164,209	166,460
Diluted	165,047	167,084
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Net income	$584	$531
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	147	(10)
Cash flow hedges adjustments	108	(117)
Defined benefit plans liability adjustments	(2)	(1)
Other	1	(2)
Total other comprehensive income (loss)	254	(130)
Total comprehensive income	$838	$401
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2025	2024
Cash flows from operating activities
Net income	$584	$531
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	130	200
Depreciation and amortization of premises and equipment	83	80
Amortization of capitalized servicing rights	34	35
Amortization of core deposit and other intangible assets	13	15
Provision for deferred income taxes	(6)	2
Asset write-downs	3	6
Net gain on sales of assets	(5)	(1)
Net change in accrued interest receivable, payable	(63)	27
Net change in other accrued income and expense	(140)	(74)
Net change in loans originated for sale	159	(352)
Net change in trading account and other non-hedging derivative assets and liabilities	(157)	139
Net cash provided by operating activities	635	608
Cash flows from investing activities
Proceeds from sales of investment securities:
Available for sale	—	4
Equity and other securities	159	110
Proceeds from maturities of investment securities:
Available for sale	820	1,989
Held to maturity	848	257
Purchases of investment securities:
Available for sale	(2,571)	(4,145)
Equity and other securities	(138)	(264)
Net (increase) decrease in loans and leases	703	(724)
Net increase in interest-bearing deposits at banks	(1,783)	(4,075)
Capital expenditures, net	(25)	(35)
Net (increase) decrease in loan servicing advances	(279)	81
Other, net	134	(280)
Net cash used by investing activities	(2,132)	(7,082)
Cash flows from financing activities
Net increase in deposits	4,314	3,921
Net increase (decrease) in short-term borrowings	513	(521)
Proceeds from long-term borrowings	743	3,357
Payments on long-term borrowings	(2,950)	(49)
Purchases of treasury stock	(656)	—
Dividends paid — common	(225)	(221)
Dividends paid — preferred	(41)	(34)
Other, net	(1)	(15)
Net cash provided by financing activities	1,697	6,438
Net increase (decrease) in cash, cash equivalents and restricted cash	200	(36)
Cash, cash equivalents and restricted cash at beginning of period	1,909	1,731
Cash, cash equivalents and restricted cash at end of period	$2,109	$1,695
Supplemental disclosure of cash flow information
Interest received during the period	$2,605	$2,716
Interest paid during the period	933	999
Income taxes paid during the period	70	41
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	5	19
Additions to right-of-use assets under operating leases	14	19
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended March 31, 2025
Balance — January 1, 2025	$2,394	$90	$1	$9,998	$19,079	$(164)	$(2,371)	$29,027
Total comprehensive income	—	—	—	—	584	254	—	838
Preferred stock cash dividends	—	—	—	—	(36)	—	—	(36)
Purchases of treasury stock	—	—	—	—	—	—	(662)	(662)
Stock-based compensation transactions, net	—	—	—	(30)	—	—	76	46
Common stock cash dividends — $1.35 per share	—	—	—	—	(222)	—	—	(222)
Balance — March 31, 2025	$2,394	$90	$1	$9,968	$19,405	$90	$(2,957)	$28,991

Three Months Ended March 31, 2024
Balance — January 1, 2024	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957
Total comprehensive income	—	—	—	—	531	(130)	—	401
Preferred stock cash dividends	—	—	—	—	(25)	—	—	(25)
Stock-based compensation transactions, net	—	—	—	(44)	—	—	98	54
Common stock cash dividends — $1.30 per share	—	—	—	—	(218)	—	—	(218)
Balance — March 31, 2024	$2,011	$90	$1	$9,976	$17,812	$(589)	$(2,132)	$27,169
See accompanying notes to financial statements.

Notes to Financial Statements
1. Significant accounting policies

The consolidated interim financial statements of the Company were compiled in accordance with GAAP using the accounting policies set forth in note 1 of Notes to Financial Statements included in M&T's 2024 Annual Report. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. Standards applicable to M&T but not yet adopted at March 31, 2025 primarily address enhanced disclosure requirements for income taxes and the disaggregated income statement presentation of certain expenses and are not expected to have a material impact to the Company's consolidated financial statements.

2. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2025
Investment securities available for sale:
U.S. Treasury	$8,065	$31	$11	$8,085
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,316	35	11	4,340
Residential	8,422	47	99	8,370
Other	4	—	—	4
	20,807	113	121	20,799
Investment securities held to maturity:
U.S. Treasury	442	—	10	432
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,035	—	114	1,921
Residential	8,547	—	800	7,747
Privately issued	36	8	—	44
State and political subdivisions	2,291	—	128	2,163
Other	1	—	—	1
	13,352	8	1,052	12,308
Total debt securities	$34,159	$121	$1,173	$33,107
Equity and other securities:
Readily marketable equity — at fair value	$280	$2	$2	$280
Other — at cost	706	—	—	706
Total equity and other securities	$986	$2	$2	$986

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$7,945	$13	$27	$7,931
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,739	8	45	3,702
Residential	7,368	13	167	7,214
Other	2	—	—	2
	19,054	34	239	18,849
Investment securities held to maturity:
U.S. Treasury	1,015	—	14	1,001
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,034	—	157	1,877
Residential	8,773	—	961	7,812
Privately issued	37	9	—	46
State and political subdivisions	2,335	—	117	2,218
Other	1	—	—	1
	14,195	9	1,249	12,955
Total debt securities	$33,249	$43	$1,488	$31,804
Equity and other securities:
Readily marketable equity — at fair value	$235	$3	$3	$235
Other — at cost	772	—	—	772
Total equity and other securities	$1,007	$3	$3	$1,007
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $168 million and $176 million at March 31, 2025 and December 31, 2024, respectively, which is included as Accrued interest and other assets in the Company's Consolidated Balance Sheet.

2. Investment securities, continued
There were no significant gross realized gains or losses from sales of investment securities for the three-month periods ended March 31, 2025 and 2024. Unrealized gains or losses on equity securities are included in Gain (loss) on bank investment securities in the Consolidated Statement of Income.
At March 31, 2025, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$3,155	$3,154
Due after one year through five years	4,914	4,935
Due after five years through ten years	—	—
Due after ten years	—	—
	8,069	8,089
Mortgage-backed securities	12,738	12,710
	$20,807	$20,799
Debt securities held to maturity:
Due in one year or less	$76	$76
Due after one year through five years	614	601
Due after five years through ten years	1,459	1,396
Due after ten years	585	523
	2,734	2,596
Mortgage-backed securities	10,618	9,712
	$13,352	$12,308

2. Investment securities, continued
A summary of investment securities that as of March 31, 2025 and December 31, 2024 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2025
Investment securities available for sale:
U.S. Treasury	$814	$1	$2,014	$10
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,362	11	26	—
Residential	1,349	10	1,548	89
Other	1	—	2	—
	3,526	22	3,590	99
Investment securities held to maturity:
U.S. Treasury	50	—	382	10
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,921	114
Residential	764	5	6,761	795
State and political subdivisions	40	1	2,070	127
	854	6	11,134	1,046
Total	$4,380	$28	$14,724	$1,145

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$1,971	$9	$2,554	$18
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,566	45	64	—
Residential	4,429	53	1,623	114
Other	—	—	2	—
	8,966	107	4,243	132
Investment securities held to maturity:
U.S. Treasury	50	—	951	14
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,877	157
Residential	996	19	6,811	942
State and political subdivisions	39	1	2,131	116
	1,085	20	11,770	1,229
Total	$10,051	$127	$16,013	$1,361

2. Investment securities, continued
The Company owned 3,597 individual debt securities with aggregate gross unrealized losses of $1.2 billion at March 31, 2025. Based on a review of each of the securities in the investment securities portfolio at March 31, 2025, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2025, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At March 31, 2025, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $706 million of cost method equity securities.
The Company estimated no material allowance for credit losses for its investment securities classified as held-to-maturity at March 31, 2025 or December 31, 2024.
At March 31, 2025 and December 31, 2024, investment securities with carrying values of $6.1 billion (including $71 million related to repurchase transactions) and $6.2 billion (including $71 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits.
3. Loans and leases and allowance for credit losses
A summary of current, past due and nonaccrual loans as of March 31, 2025 and December 31, 2024 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
March 31, 2025
Commercial and industrial	$59,671	$256	$7	$662	$60,596
Real estate:
Commercial (c)	19,351	351	—	394	20,096
Residential builder and developer (d)	819	6	—	1	826
Other commercial construction	4,867	50	—	28	4,945
Residential (e)	22,053	579	368	284	23,284
Consumer:
Home equity lines and loans	4,450	28	—	78	4,556
Recreational finance	12,794	93	—	26	12,913
Automobile	5,064	52	—	11	5,127
Other	2,134	32	9	56	2,231
Total	$131,203	$1,447	$384	$1,540	$134,574

December 31, 2024
Commercial and industrial	$60,374	$399	$12	$696	$61,481
Real estate:
Commercial (c)	20,054	255	3	468	20,780
Residential builder and developer	830	3	—	2	835
Other commercial construction	5,018	65	—	66	5,149
Residential (e)	21,853	719	315	279	23,166
Consumer:
Home equity lines and loans	4,482	29	—	81	4,592
Recreational finance	12,429	104	—	31	12,564
Automobile	4,724	58	—	12	4,794
Other	2,134	23	8	55	2,220
Total	$131,898	$1,655	$338	$1,690	$135,581
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $265 million and $277 million at March 31, 2025 and December 31, 2024, respectively.
(b)Balances exclude accrued interest receivable of $603 million and $628 million at March 31, 2025 and December 31, 2024, respectively, which is included as Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(c)Commercial real estate loans held for sale were $192 million at March 31, 2025 and $310 million at December 31, 2024.
(d)Residential builder and developer loans held for sale were $693 million at March 31, 2025.
(e)One-to-four family residential mortgage loans held for sale were $179 million at March 31, 2025 and $211 million at December 31, 2024.

3. Loans and leases and allowance for credit losses, continued
The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $34 million and $35 million at March 31, 2025 and December 31, 2024, respectively. There were $177 million and $173 million at March 31, 2025 and December 31, 2024, respectively, of loans secured by residential real estate that were in the process of foreclosure. Of all loans in the process of foreclosure at March 31, 2025, approximately 41% were government guaranteed.
At March 31, 2025, approximately $21.3 billion of commercial and industrial loans, $14.4 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $12.7 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2024, approximately $20.7 billion of commercial and industrial loans, $14.6 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $13.1 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. As further described in notes 4 and 11, loans and leases totaling $2.1 billion and $1.5 billion at March 31, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements.
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. The following table summarizes the loan grades applied at March 31, 2025 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month period ended March 31, 2025 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Commercial and industrial:
Pass	$2,222	$8,230	$5,812	$5,456	$2,918	$6,474	$25,358	$94	$56,564
Criticized accrual	29	272	393	403	188	588	1,461	36	3,370
Criticized nonaccrual	—	11	66	102	41	270	154	18	662
Total commercial and industrial	$2,251	$8,513	$6,271	$5,961	$3,147	$7,332	$26,973	$148	$60,596
Gross charge-offs three months ended March 31, 2025	$—	$3	$8	$9	$2	$5	$23	$—	$50
Real estate:
Commercial:
Pass	$538	$402	$1,492	$1,310	$1,196	$11,051	$447	$—	$16,436
Criticized accrual	—	39	352	560	279	2,029	7	—	3,266
Criticized nonaccrual	—	1	1	55	25	311	1	—	394
Total commercial real estate	$538	$442	$1,845	$1,925	$1,500	$13,391	$455	$—	$20,096
Gross charge-offs three months ended March 31, 2025	$—	$—	$—	$—	$—	$22	$—	$—	$22
Residential builder and developer:
Pass	$124	$327	$171	$41	$11	$14	$66	$—	$754
Criticized accrual	1	18	22	30	—	—	—	—	71
Criticized nonaccrual	—	1	—	—	—	—	—	—	1
Total residential builder and developer	$125	$346	$193	$71	$11	$14	$66	$—	$826
Gross charge-offs three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$4	$165	$1,407	$982	$213	$500	$39	$—	$3,310
Criticized accrual	—	2	126	729	309	435	6	—	1,607
Criticized nonaccrual	—	—	1	16	1	10	—	—	28
Total other commercial construction	$4	$167	$1,534	$1,727	$523	$945	$45	$—	$4,945
Gross charge-offs three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—

3. Loans and leases and allowance for credit losses, continued
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at March 31, 2025 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month period ended March 31, 2025 by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Residential real estate:
Current	$776	$2,031	$1,317	$4,347	$3,432	$10,044	$106	$—	$22,053
30-89 days past due	—	11	15	94	62	397	—	—	579
Accruing loans past due 90 days or more	—	3	12	44	75	234	—	—	368
Nonaccrual	—	1	4	38	17	222	2	—	284
Total residential real estate	$776	$2,046	$1,348	$4,523	$3,586	$10,897	$108	$—	$23,284
Gross charge-offs three months ended March 31, 2025	$—	$—	$—	$—	$—	$2	$—	$—	$2
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$1	$88	$3,065	$1,296	$4,450
30-89 days past due	—	—	—	—	—	1	—	27	28
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	3	—	75	78
Total home equity lines and loans	$—	$—	$—	$—	$1	$92	$3,065	$1,398	$4,556
Gross charge-offs three months ended March 31, 2025	$—	$—	$—	$—	$—	$—	$—	$1	$1
Recreational finance:
Current	$995	$3,701	$2,075	$1,956	$1,589	$2,478	$—	$—	$12,794
30-89 days past due	1	13	17	15	16	31	—	—	93
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	4	6	4	4	8	—	—	26
Total recreational finance	$996	$3,718	$2,098	$1,975	$1,609	$2,517	$—	$—	$12,913
Gross charge-offs three months ended March 31, 2025	$—	$5	$8	$7	$7	$13	$—	$—	$40
Automobile:
Current	$471	$2,250	$772	$715	$582	$274	$—	$—	$5,064
30-89 days past due	—	13	13	11	9	6	—	—	52
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	2	2	2	2	—	—	11
Total automobile	$471	$2,266	$787	$728	$593	$282	$—	$—	$5,127
Gross charge-offs three months ended March 31, 2025	$—	$3	$3	$3	$2	$1	$—	$—	$12
Other:
Current	$103	$222	$134	$90	$64	$30	$1,490	$1	$2,134
30-89 days past due	2	2	2	1	—	—	24	1	32
Accruing loans past due 90 days or more	—	—	—	—	—	—	9	—	9
Nonaccrual	1	1	1	1	—	—	52	—	56
Total other	$106	$225	$137	$92	$64	$30	$1,575	$2	$2,231
Gross charge-offs three months ended March 31, 2025	$1	$6	$3	$1	$1	$1	$20	$—	$33
Total loans and leases at March 31, 2025	$5,267	$17,723	$14,213	$17,002	$11,034	$35,500	$32,287	$1,548	$134,574
Total gross charge-offs for the three months ended March 31, 2025	$1	$17	$22	$20	$12	$44	$43	$1	$160

3. Loans and leases and allowance for credit losses, continued
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

3. Loans and leases and allowance for credit losses, continued
A summary of loans in accrual and nonaccrual status at December 31, 2024 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2024	2023	2022	2021	2020	Prior
Residential real estate:
Current	$2,264	$1,354	$4,394	$3,488	$2,376	$7,874	$103	$—	$21,853
30-89 days past due	12	9	111	77	38	472	—	—	719
Accruing loans past due 90 days or more	1	7	39	47	20	201	—	—	315
Nonaccrual	—	2	27	16	5	226	3	—	279
Total residential real estate	$2,277	$1,372	$4,571	$3,628	$2,439	$8,773	$106	$—	$23,166
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$2	$2	$91	$3,085	$1,302	$4,482
30-89 days past due	—	—	—	—	—	2	—	27	29
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	—	79	81
Total home equity lines and loans	$—	$—	$—	$2	$2	$95	$3,085	$1,408	$4,592
Recreational finance:
Current	$3,918	$2,203	$2,044	$1,661	$1,100	$1,503	$—	$—	$12,429
30-89 days past due	13	18	15	20	15	23	—	—	104
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	6	6	5	4	7	—	—	31
Total recreational finance	$3,934	$2,227	$2,065	$1,686	$1,119	$1,533	$—	$—	$12,564
Automobile:
Current	$2,264	$775	$740	$632	$220	$93	$—	$—	$4,724
30-89 days past due	11	13	13	12	5	4	—	—	58
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	2	3	2	1	2	—	—	12
Total automobile	$2,277	$790	$756	$646	$226	$99	$—	$—	$4,794
Other:
Current	$259	$152	$102	$71	$16	$18	$1,515	$1	$2,134
30-89 days past due	4	2	1	1	—	—	14	1	23
Accruing loans past due 90 days or more	—	—	—	—	—	—	8	—	8
Nonaccrual	2	1	1	—	—	—	51	—	55
Total other	$265	$155	$104	$72	$16	$18	$1,588	$2	$2,220
Total loans and leases at December 31, 2024	$19,234	$15,083	$17,786	$11,704	$8,328	$28,783	$33,120	$1,543	$135,581

3. Loans and leases and allowance for credit losses, continued
Allowance for credit losses
For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolios by type. Changes in the allowance for credit losses for the three months ended March 31, 2025 and 2024 were as follows:

	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended March 31, 2025
Beginning balance	$769	$599	$108	$708	$2,184
Provision for credit losses	22	30	(3)	81	130
Net charge-offs:
Charge-offs	(50)	(22)	(2)	(86)	(160)
Recoveries	21	3	2	20	46
Net charge-offs	(29)	(19)	—	(66)	(114)
Ending balance	$762	$610	$105	$723	$2,200

Three Months Ended March 31, 2024
Beginning balance	$620	$764	$116	$629	$2,129
Provision for credit losses	137	9	2	52	200
Net charge-offs:
Charge-offs	(78)	(25)	(1)	(59)	(163)
Recoveries	5	6	1	13	25
Net charge-offs	(73)	(19)	—	(46)	(138)
Ending balance	$684	$754	$118	$635	$2,191
Despite the allocation in the preceding tables, the allowance for credit losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for credit losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of March 31, 2025 and December 31, 2024, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for credit losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan and lease portfolios are determined through a loan-by-loan analysis of larger balance commercial and industrial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of designating the loan as “criticized nonaccrual,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or

3. Loans and leases and allowance for credit losses, continued
the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.
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
The Company’s reserve for off-balance sheet credit exposures was not material at March 31, 2025 and December 31, 2024.

3. Loans and leases and allowance for credit losses, continued
Information with respect to loans and leases that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month periods ended March 31, 2025 and 2024 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
(Dollars in millions)	March 31, 2025			January 1, 2025	Three Months Ended March 31, 2025
Commercial and industrial	$522	$140	$662	$696	$6
Real estate:
Commercial	341	53	394	468	7
Residential builder and developer	1	—	1	2	—
Other commercial construction	23	5	28	66	—
Residential	135	149	284	279	3
Consumer:
Home equity lines and loans	36	42	78	81	2
Recreational finance	17	9	26	31	—
Automobile	8	3	11	12	—
Other	56	—	56	55	—
Total	$1,139	$401	$1,540	$1,690	$18

(Dollars in millions)	March 31, 2024			January 1, 2024	Three Months Ended March 31, 2024
Commercial and industrial	$590	$274	$864	$670	$2
Real estate:
Commercial	379	476	855	869	6
Residential builder and developer	3	—	3	3	—
Other commercial construction	33	108	141	171	—
Residential	100	155	255	270	4
Consumer:
Home equity lines and loans	48	39	87	81	1
Recreational finance	18	12	30	36	—
Automobile	7	6	13	14	—
Other	54	—	54	52	—
Total	$1,232	$1,070	$2,302	$2,166	$13

3. Loans and leases and allowance for credit losses, continued
Loan modifications
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month periods ended March 31, 2025 and 2024:

	Amortized Cost
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended March 31, 2025
Commercial and industrial	$35	$2	$74	$111	.18%
Real estate:
Commercial	131	—	—	131	.65
Residential builder and developer	—	—	—	—	—
Other commercial construction	225	—	—	225	4.53
Residential	40	3	7	50	.22
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$431	$5	$81	$517	.38%

Three Months Ended March 31, 2024
Commercial and industrial	$139	$45	$—	$184	.32%
Real estate:
Commercial	267	—	3	270	1.07
Residential builder and developer	2	—	—	2	.18
Other commercial construction	131	—	—	131	2.11
Residential	45	5	1	51	.22
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$584	$50	$4	$638	.47%
__________________________________________________________________________________
(a)Predominantly payment deferrals.
(b)Predominantly term extensions combined with payment deferrals or interest rate reductions for the three-month periods ended March 31, 2025 and 2024, respectively.
(c)Includes approximately $36 million and $44 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month periods ended March 31, 2025 and 2024, respectively.
(d)Excludes unfunded commitments to extend credit totaling $9 million and $29 million for the three-month periods ended March 31, 2025 and 2024, respectively.

3. Loans and leases and allowance for credit losses, continued
The financial effects of the modifications for the three-month periods ended March 31, 2025 and 2024 include an increase in the weighted-average remaining term for commercial and industrial loans of 0.8 years and 0.7 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 0.8 years for each period, and for residential real estate loans of 9.0 years and 11.4 years, respectively.
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for credit losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial loans and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at March 31, 2025 and 2024, of loans that were modified during the twelve-month period ended March 31, 2025 and 2024.

	Payment Status (Amortized Cost) (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (b)	Total
Twelve Months Ended March 31, 2025
Commercial and industrial	$293	$3	$17	$313
Real estate:
Commercial	419	49	—	468
Residential builder and developer	1	—	—	1
Other commercial construction	289	30	9	328
Residential (c)	104	35	41	180
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,108	$117	$67	$1,292

Twelve Months Ended March 31, 2024
Commercial and industrial	$310	$7	$10	$327
Real estate:
Commercial	715	33	24	772
Residential builder and developer	14	39	—	53
Other commercial construction	534	5	—	539
Residential (c)	118	37	30	185
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,693	$121	$64	$1,878
__________________________________________________________________________________
(a) As of respective period end.
(b) Predominantly loan modifications with term extensions.
(c) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $29 million and $30 million and as past due 90 days or more of $34 million and $27 million at March 31, 2025 and 2024, respectively.

4. Borrowings

(Dollars in millions)	March 31, 2025	December 31, 2024
Short-term borrowings
Repurchase agreements	$73	$60
Advances from FHLB	1,500	1,000
Total short-term borrowings	$1,573	$1,060

Long-term borrowings
Senior notes — M&T	$4,796	$4,710
Senior notes — M&T Bank	2,996	3,745
Advances from FHLB	4	2,004
Subordinated notes — M&T Bank	481	474
Junior subordinated debentures — M&T (a)	402	433
Asset-backed notes (a)	1,807	1,229
Other	10	10
Total long-term borrowings	$10,496	$12,605
__________________________________________________________________________________
(a) Further information about Junior Subordinated Debentures and asset-backed note financing transactions is provided in note 11.
M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $18.6 billion and $24.7 billion, respectively, at March 31, 2025. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

5. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of March 31, 2025 and December 31, 2024 is presented below:

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference Per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
									Three Months Ended March 31,
Series	March 31, 2025	December 31, 2024					March 31, 2025	December 31, 2024	2025	2024
Series E (a)	—	—	$1,000	—	—	—%	$—	$—	$—	$16.125
Series F (b)	50,000	50,000	10,000	10/28/2016	11/1/2026	5.125	500	500	128.125	128.125
Series G (c)	40,000	40,000	10,000	7/30/2019	8/1/2024	7.304	400	400	182.60	125.00
Series H (d)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	0.3516	0.3516
Series I (e)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	87.50	87.50
Series J (f)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	187.50	—
Total	10,215,000	10,215,000					$2,394	$2,394
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

6. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At March 31, 2025 and December 31, 2024, the Company had $68 million and $72 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in Accrued interest and other assets in the Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At March 31, 2025 and December 31, 2024, the Company had deferred revenue of $55 million and $57 million, respectively, related to the sources in the accompanying tables recorded in Accrued interest and other liabilities in the Consolidated Balance Sheet. The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2025 and 2024 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended March 31, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$45	$88	$—	$133
Trust income	1	—	176	177
Brokerage services income	1	—	31	32
Other revenues from operations:
Merchant discount and credit card interchange fees	16	21	—	37
Other	9	7	2	18
	$72	$116	$209	$397

Three Months Ended March 31, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40	$84	$—	$124
Trust income	1	—	159	160
Brokerage services income	2	—	27	29
Other revenues from operations:
Merchant discount and credit card interchange fees	17	20	—	37
Other	8	7	2	17
	$68	$111	$188	$367
7. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended March 31,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$2	$2	$—	$—
Interest cost on projected benefit obligation	27	29	1	1
Expected return on plan assets	(46)	(51)	—	—
Amortization of net actuarial gain	(1)	—	(1)	(1)
Net periodic benefit	$(18)	$(20)	$—	$—
Service cost is reflected in Salaries and employee benefits and the other components of net periodic benefit cost are reflected in Other costs of operations in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $50 million and $45 million for the three months ended March 31, 2025 and 2024, respectively.

8. Earnings per common share
The computations of basic earnings per common share follow:

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2025	2024
Income available to common shareholders:
Net income	$584	$531
Less: Preferred stock dividends	(36)	(25)
Net income available to common equity	548	506
Less: Income attributable to unvested stock-based compensation awards	(1)	(1)
Net income available to common shareholders	$547	$505
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	164,520	166,738
Less: Unvested stock-based compensation awards	(311)	(278)
Weighted-average shares outstanding	164,209	166,460

Basic earnings per common share	$3.33	$3.04
The computations of diluted earnings per common share follow:

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2025	2024
Net income available to common equity	$548	$506
Less: Income attributable to unvested stock-based compensation awards	(1)	(1)
Net income available to common shareholders	$547	$505
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	164,520	166,738
Less: Unvested stock-based compensation awards	(311)	(278)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	838	624
Adjusted weighted-average shares outstanding	165,047	167,084

Diluted earnings per common share	$3.32	$3.02
Stock-based compensation awards to purchase common stock of M&T representing common shares of 145,460 and 1,328,190 during the three-month period ended March 31, 2025 and 2024, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2025	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	197	—	—	—	197		(50)	147
Unrealized gains on cash flow hedges	—	91	—	—	91		(23)	68
Other	—	—	—	1	1		—	1
Total other comprehensive income (loss) before reclassifications	197	91	—	1	289		(73)	216
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	53	—	—	53	(a)	(13)	40
Amortization of actuarial gains	—	—	(2)	—	(2)	(b)	—	(2)
Total other comprehensive income (loss)	197	144	(2)	1	340		(86)	254
Balance — March 31, 2025	$(8)	$9	$129	$(9)	$121		$(31)	$90

Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(13)	—	—	—	(13)		2	(11)
Unrealized losses on cash flow hedges	—	(243)	—	—	(243)		60	(183)
Other	—	—	—	(2)	(2)		—	(2)
Total other comprehensive income (loss) before reclassifications	(13)	(243)	—	(2)	(258)		62	(196)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Losses realized in net income	1	—	—	—	1		—	1
Net yield adjustment from cash flow hedges currently in effect	—	87	—	—	87	(a)	(21)	66
Amortization of actuarial gains	—	—	(1)	—	(1)	(b)	—	(1)
Total other comprehensive income (loss)	(12)	(156)	(1)	(2)	(171)		41	(130)
Balance — March 31, 2024	$(263)	$(359)	$(156)	$(9)	$(787)		$198	$(589)
__________________________________________________________________________________
(a)Included in Interest income in the Consolidated Statement of Income.
(b)Included in Other costs of operations in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — December 31, 2024	$(153)	$(101)	$98	$(8)	$(164)
Net gain (loss) during period	147	108	(2)	1	254
Balance — March 31, 2025	$(6)	$7	$96	$(7)	$90

10. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of March 31, 2025.
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Estimated Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
March 31, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$5,350	5.6	3.55%	4.43%	$9
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	27,469	1.5	3.54	4.33	3
Total	$32,819	2.2			$12
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (f)	$5,350	5.9	3.55%	4.71%	$(2)
Fixed rate investment securities available for sale (c)	15	0.1	4.84	4.36	—
Cash flow hedges:
Interest payments on variable rate commercial real estate loans (b) (g)	30,819	1.6	3.41	4.47	1
Total	$36,184	2.2			$(1)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $71 million and of losses of $153 million at March 31, 2025 and December 31, 2024, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of gains of $6 million and of losses of $136 million at March 31, 2025 and December 31, 2024, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.
(d)Includes notional amount and terms of $2.5 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(e)Includes notional amount and terms of $8.5 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(f)Includes notional amount and terms of $3.4 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(g)Includes notional amount and terms of $10.0 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of such activities were not material for the three months ended March 31, 2025 and 2024. Such changes are included in Mortgage banking revenues in the Company's Consolidated Statement of Income and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $40.8 billion and $40.5 billion at March 31, 2025 and December 31, 2024, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $1.5 billion and $1.6 billion at March 31, 2025 and December 31, 2024, respectively.

10. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$12	$2	$—	$3
Commitments to sell real estate loans	1	4	1	—
	13	6	1	3
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	17	4	25	32
Commitments to sell real estate loans	28	39	6	—
	45	43	31	32
Other:
Interest rate contracts (b)	166	185	589	769
Foreign exchange and other option and futures contracts	15	21	11	18
	181	206	600	787
Total derivatives	$239	$255	$632	$822
__________________________________________________________________________________
(a)Asset derivatives are reported in Accrued interest and other assets and liability derivatives are reported in Accrued interest and other liabilities in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at March 31, 2025 and December 31, 2024 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $533 million and $686 million, respectively, and in a liability position of $27 million and $15 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31,
	2025		2024
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$93	$(92)	$(60)	$60
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$5		$3
Foreign exchange and other option and futures contracts (b)	4		4
Total	$9		$7
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Consolidated Statement of Income.
(b)Reported as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$5,277	$5,184	$(63)	$(155)
Investment securities available for sale		381		—

10. Derivative financial instruments, continued
The net effect of interest rate swap agreements was to decrease net interest income by $62 million and $100 million during the three-month periods ended March 31, 2025 and 2024, respectively. The amount of interest income recognized in the Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $53 million and $87 million for the three months ended March 31, 2025 and 2024, respectively. As of March 31, 2025, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $9 million, of which losses of $15 million and $12 million, gains of $39 million, and losses of $3 million relate to interest rate swap agreements maturing in 2025, 2026, 2027 and 2028, respectively.
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
The Company primarily clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $240 million and $257 million at March 31, 2025 and December 31, 2024, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, and the related collateral posted, was not material at each of March 31, 2025 and December 31, 2024. Certain of the Company's derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position at March 31, 2025 was not material.
The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements was $105 million and $157 million at March 31, 2025 and December 31, 2024, respectively. Counterparties posted collateral relating to those positions of $106 million and $157 million at March 31, 2025 and December 31, 2024, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.
11. Variable interest entities and asset securitizations
The Company’s securitization activity includes securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. The Company has not recognized any material losses as a result of having securitized assets.
In February 2025, M&T Bank issued asset-backed notes secured by automobile loans. Approximately $767 million of such loans were sold into a special purpose trust which in turn issued asset-backed notes to investors. The loans continue to be serviced by the Company. A total of $746 million of such notes, representing the senior-most notes in the securitization, were purchased by third parties. Those asset-backed notes had a weighted-average estimated life of approximately two years and a weighted-average interest rate of 4.74% at the time of securitization. Additionally, the residual interests of the trust were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans, the Company is considered to be the primary beneficiary of the securitization trust and, accordingly, the trust has been included in the Company's consolidated financial statements. In three transactions prior to 2025, M&T Bank and its subsidiaries issued asset-backed notes secured by either equipment finance loans and leases or by automobile loans. Those loans and leases were also sold into special

11. Variable interest entities and asset securitizations, continued
purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in those securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. At March 31, 2025, the remaining balance of the loans and leases in securitization trusts were $2.1 billion and the outstanding asset-backed notes issued to third party investors were $1.8 billion. As presented in note 4, the asset-backed notes are included in Long-term borrowings in the Consolidated Balance Sheet.
M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2025 and December 31, 2024, the Company included the Junior Subordinated Debentures as Long-term borrowings in the Consolidated Balance Sheet and recognized $16 million and $17 million, respectively, in Accrued interest and other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.6 billion and $10.5 billion at March 31, 2025 and December 31, 2024, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. The Company’s investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to Income taxes in the Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

(Dollars in millions)	March 31, 2025	December 31, 2024
Affordable housing projects:
Carrying amount (a)	$1,398	$1,384
Amount of future funding commitments included in carrying amount (b)	476	467
Contingent commitments	72	69
Renewable energy:
Carrying amount (a)	92	135
Amount of future funding commitments included in carrying amount (b)	66	46
Other:
Carrying amount (a)	36	37
Amount of future funding commitments included in carrying amount	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Consolidated Balance Sheet.

11. Variable interest entities and asset securitizations, continued
The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $9 million (net of $44 million of investment amortization) and $7 million (net of $43 million of investment amortization) for the three months ended March 31, 2025 and 2024, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at March 31, 2025 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $6 million and $11 million for the three months ended March 31, 2025 and 2024, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of March 31, 2025 was $2.1 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
12. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at March 31, 2025.
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
When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. A description of the valuation methodologies used for the Company's assets and liabilities that are measured on a recurring basis at estimated fair value is included in note 19 of Notes to Financial Statements in M&T's 2024 Annual Report.

12. Fair value measurements, continued
The following tables present assets and liabilities at March 31, 2025 and December 31, 2024 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
March 31, 2025
Trading account	$96	$96	$—	$—
Investment securities available for sale:
U.S. Treasury	8,085	—	8,085	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,340	—	4,340	—
Residential	8,370	—	8,370	—
Other	4	—	4	—
	20,799	—	20,799	—
Equity securities	280	280	—	—
Real estate loans held for sale	371	—	371	—
Other assets (b)	239	—	236	3
Total assets	$21,785	$376	$21,406	$3
Other liabilities (b)	$632	$—	$632	$—
Total liabilities	$632	$—	$632	$—

December 31, 2024
Trading account	$101	$101	$—	$—
Investment securities available for sale:
U.S. Treasury	7,931	—	7,931	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,702	—	3,702	—
Residential	7,214	—	7,214	—
Other	2	—	2	—
	18,849	—	18,849	—
Equity securities	235	235	—	—
Real estate loans held for sale	521	—	521	—
Other assets (b)	255	—	251	4
Total assets	$19,961	$336	$19,621	$4
Other liabilities (b)	$822	$—	$790	$32
Total liabilities	$822	$—	$790	$32
__________________________________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of certain commitments to originate real estate loans held for sale included weighted-average commitment expirations of 24% at March 31, 2025 and 6% at December 31, 2024. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
(b)Comprised predominantly of interest rate swap agreements used for interest rate risk management (Level 2), interest rate and foreign exchange contracts not designated as hedging instruments (Level 2), commitments to sell real estate loans (Level 2) and commitments to originate real estate loans to be held for sale (Level 2 and Level 3).

12. Fair value measurements, continued
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for credit losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% with a weighted-average of 37% at March 31, 2025. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile and recreational vehicle collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and the related nonrecurring fair value measurement adjustments have been classified as Level 2. Loans subject to nonrecurring fair value measurement were $524 million at March 31, 2025 ($128 million and $396 million of which were classified as Level 2 and Level 3, respectively), $847 million at December 31, 2024 ($187 million and $660 million of which were classified as Level 2 and Level 3, respectively) and $1.0 billion at March 31, 2024 ($312 million and $707 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on March 31, 2025 and 2024 were decreases of $35 million and $175 million for the three-month periods ended March 31, 2025 and 2024, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of March 31, 2025 and 2024. Changes in fair value recognized during the three-month periods ended March 31, 2025 and 2024 for foreclosed assets held by the Company were not material.

12. Fair value measurements, continued
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their estimated fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to mortgage loans required no valuation allowance at each of March 31, 2025, December 31, 2024 and March 31, 2024.
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2025
Financial assets:
Cash and cash equivalents	$2,109	$2,109	$1,980	$129	$—
Interest-bearing deposits at banks	20,656	20,656	—	20,656	—
Investment securities held to maturity	13,352	12,308	—	12,264	44
Loans and leases, net	132,374	131,995	—	6,653	125,342
Financial liabilities:
Time deposits	13,979	13,948	—	13,948	—
Short-term borrowings	1,573	1,573	—	1,573	—
Long-term borrowings	10,496	10,605	—	10,605	—

December 31, 2024
Financial assets:
Cash and cash equivalents	1,909	1,909	1,749	160	—
Interest-bearing deposits at banks	18,873	18,873	—	18,873	—
Investment securities held to maturity	14,195	12,955	—	12,909	46
Loans and leases, net	133,397	131,334	—	6,806	124,528
Financial liabilities:
Time deposits	14,476	14,463	—	14,463	—
Short-term borrowings	1,060	1,060	—	1,060	—
Long-term borrowings	12,605	12,754	—	12,754	—

12. Fair value measurements, continued
With the exception of marketable securities and mortgage loans originated for sale, the Company’s financial instruments presented in the preceding tables are not readily marketable and market prices do not exist. Generally, the Company has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time.
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

(Dollars in millions)	March 31, 2025	December 31, 2024
Commitments to extend credit:
Commercial and industrial	$33,065	$31,521
Commercial real estate loans to be sold	784	479
Other commercial real estate	2,345	2,697
Residential real estate loans to be sold	224	190
Other residential real estate	648	517
Home equity lines of credit	7,933	7,933
Credit cards	6,243	6,087
Other	287	244
Standby letters of credit	2,254	2,260
Commercial letters of credit	53	58
Financial guarantees and indemnification contracts	4,429	4,335
Commitments to sell real estate loans	1,313	1,142
Commitments to extend credit are agreements to lend to customers, generally having fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.6 billion and $12.7 billion at March 31, 2025 and December 31, 2024, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

13. Commitments and contingencies, continued
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.3 billion and $4.2 billion at March 31, 2025 and December 31, 2024, respectively. At March 31, 2025, the Company estimated that the recourse obligations described above were not material to the Company's consolidated financial position. There have been no material losses incurred as a result of those credit recourse arrangements.
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
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2025, the Company's estimated obligation to loan purchasers was not material to the Company’s consolidated financial position.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at March 31, 2025. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
At March 31, 2025 and December 31, 2024, the Company's remaining liability related to the FDIC special assessment was $133 million and $157 million, respectively. Such amounts are classified as Accrued interest and other liabilities in the Consolidated Balance Sheet. The FDIC has indicated that the amount of the special assessment may be adjusted in the future as its loss estimates change.

14. Segment information
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
The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 of Notes to Financial Statements in the Company's 2024 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
Information about the Company's segments follows:

	Three Months Ended March 31,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total (c)
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (a)	$529	$548	$972	$1,071	$171	$186	$23	$(125)	$1,695	$1,680
Noninterest income	173	151	208	197	209	191	21	41	611	580
Total revenue	702	699	1,180	1,268	380	377	44	(84)	2,306	2,260
Provision for credit losses	36	77	79	68	3	—	12	55	130	200
Salaries and employee benefits	151	146	196	190	106	100	434	397	887	833
Depreciation and amortization	10	9	62	65	2	2	56	54	130	130
Other direct expenses	67	66	99	100	26	28	206	239	398	433
Indirect expense (b)	123	124	279	244	81	75	(483)	(443)	—	—
Income (loss) before taxes	315	277	465	601	162	172	(181)	(386)	761	664
Income tax expense (benefit)	84	76	118	155	41	44	(66)	(142)	177	133
Net income (loss)	$231	$201	$347	$446	$121	$128	$(115)	$(244)	$584	$531
Average total assets	$79,362	$81,083	$54,381	$52,232	$4,102	$3,636	$70,476	$74,527	$208,321	$211,478
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company's internal funds transfer and pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $12 million for each of the three-month periods ended March 31, 2025 and 2024 and is eliminated in "All Other" total revenues.
(b)Indirect expense represents centrally-allocated costs associated with data processing, risk management and other support services provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
(c)Intersegment revenues and expenses were not material for the three-month periods ended March 31, 2025 and 2024.

15. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2025 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Consolidated Statement of Income. That income totaled $25 million for the three months ended March 31, 2024. No distributions were received from BLG for the three months ended March 31, 2025.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $971 million at March 31, 2025 and $1.0 billion at December 31, 2024. Revenues from those servicing rights were $1 million in each of the three-month periods ended March 31, 2025 and 2024. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $161.0 billion and $111.5 billion at March 31, 2025 and December 31, 2024, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $40 million and $32 million for the three-month periods ended March 31, 2025 and 2024, respectively.
The Company also held $36 million and $37 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2025 and December 31, 2024, respectively, that were securitized by Bayview Financial. At March 31, 2025, the Company held $394 million of Bayview Financial's outstanding $2.6 billion syndicated commercial loan facility and also had a commercial loan to an entity affiliated with Bayview Financial with an outstanding balance of $306 million. Bayview Financial also maintained $3.2 billion and $2.2 billion of deposit balances at the Company at March 31, 2025 and December 31, 2024, respectively, inclusive of deposits related to loan servicing relationships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and other information included in this Quarterly Report on Form 10-Q as well as with M&T's 2024 Annual Report. Information regarding the Company's business, its supervision and regulation and potential risks and uncertainties that may affect the Company's business, financial condition, liquidity and results of operations are also included in the 2024 Annual Report.
Financial Overview
The Company's results of operations in the first quarter of 2025 as compared with the fourth quarter of 2024 reflect lower net interest income from two less calendar days in the recent quarter, seasonal salaries and employee benefits expense of $110 million and lower other income, partially offset by a modest improvement in provision for credit losses. The fourth quarter of 2024 results included a distribution from M&T's investment in BLG, net gains on the sale of bank investment securities and a pension-related distribution benefit, partially offset by losses resulting from the redemption of certain of M&T's trust preferred obligations and vacated facility write-downs. The first quarter of 2024 results included $99 million of seasonal salaries and employee benefits expense and a $29 million FDIC special assessment expense. A summary of financial results for the Company is provided below:
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions, except per share)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Net interest income	$1,695	$1,728	$(33)	-2%	$1,695	$1,680	$15	1%
Taxable-equivalent adjustment (a)	12	12	—	3	12	12	—	-5
Net interest income (taxable-equivalent basis) (a)	1,707	1,740	(33)	-2	1,707	1,692	15	1
Provision for credit losses	130	140	(10)	-7	130	200	(70)	-35
Other income	611	657	(46)	-7	611	580	31	5
Other expense	1,415	1,363	52	4	1,415	1,396	19	1
Net income	584	681	(97)	-14	584	531	53	10
Per common share data:
Basic earnings	3.33	3.88	(0.55)	-14	3.33	3.04	0.29	10
Diluted earnings	3.32	3.86	(0.54)	-14	3.32	3.02	0.30	10
Performance ratios, annualized
Return on:
Average assets	1.14%	1.28%			1.14%	1.01%
Average common shareholders’ equity	8.36	9.75			8.36	8.14
Net interest margin	3.66	3.58			3.66	3.52
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
The decrease in net income in the recent quarter as compared with the fourth quarter of 2024 resulted from the following:
•Net interest income on a taxable-equivalent basis declined $33 million, largely reflective of two less calendar days in the recent quarter. The Company's net interest margin widened 8 basis points reflecting a reduction in the rates paid on interest-bearing liabilities that outpaced a decline in yields received on earning assets. That increase in net interest spread was partially offset by a decrease in the contribution of interest-free funds.
•Provision for credit losses declined $10 million reflecting lower levels of commercial real estate loans, including such loans that were designated as criticized, partially offset by a modest deterioration in macroeconomic forecasts. Macroeconomic forecasts have been and are expected to continue to be influenced by geopolitical uncertainties such as potential changes to international trade policies, including tariffs.

•Noninterest income declined $46 million reflecting a distribution from M&T's investment in BLG and net gains on bank investment securities each in the fourth quarter of 2024.
•Noninterest expense increased $52 million reflecting seasonal salaries and employee benefits expense in the recent quarter and higher outside data processing and software costs, partially offset by a decline in other costs of operations. That decline reflects lower costs associated with the Company's supplemental executive retirement savings plan and activity in the fourth quarter of 2024 including losses resulting from the redemption of certain of M&T's trust preferred obligations and vacated facility write-downs, partially offset by a pension-related distribution benefit.
The increase in net income in the first quarter of 2025 as compared with 2024's initial quarter reflects the following:
•Net interest income on a taxable-equivalent basis increased $15 million reflecting a widening of the net interest margin by 14 basis points as reductions in deposit and borrowing costs outpaced a decline in the yield received on average interest-bearing deposits at banks and average loans and leases.
•Provision for credit losses declined $70 million reflecting a lower provision associated with commercial and industrial loans in the recent quarter. Contributing to the higher provision in the first quarter of 2024 was a $641 million increase in the balance of criticized commercial and industrial loans from December 31, 2023 to March 31, 2024.
•Noninterest income increased $31 million reflecting higher mortgage banking revenues, service charges on deposit accounts and trust income, partially offset by lower other revenues from operations.
•Noninterest expense rose $19 million from 2024's initial quarter reflecting higher levels of salaries and employee benefits expense and outside data processing and software costs, partially offset by a $29 million FDIC special assessment expense in the first quarter of 2024.
The Company's effective income tax rates were 23.2%, 22.8% and 20.0% for the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The first quarter of 2024 income tax expense reflected a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United.
Under approved capital plans and programs authorized by the Board of Directors, M&T repurchased 3,415,303 shares of its common stock during the recent quarter at an average cost per share of $192.06 resulting in a total cost, including the share repurchase excise tax, of $662 million, compared with 957,988 shares at an average price of $206.70 resulting in a total cost, including the share repurchase excise tax, of $200 million in the fourth quarter of 2024. No share repurchases occurred in the first quarter of 2024. On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date.

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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions, except per share)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Net operating income	$594	$691	$(97)	-14%	$594	$543	$51	9%
Diluted net operating earnings per share	3.38	3.92	(0.54)	-14	3.38	3.09	0.29	9
Annualized return on:
Average tangible assets	1.21%	1.35%			1.21%	1.08%
Average tangible common equity	12.53	14.66			12.53	12.67
Efficiency ratio	60.5	56.8			60.5	60.8
Tangible equity per common share (a)	$111.13	$109.36	$1.77	2%	$111.13	$99.54	$11.59	12%
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
Taxable-equivalent net interest income was $1.71 billion in the first quarter of 2025, compared with $1.74 billion and $1.69 billion, respectively, in the fourth and first quarters of 2024. The decrease in taxable-equivalent net interest income from the fourth quarter of 2024 largely reflects the impact from two less calendar days in the recent quarter. The net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, expanded 8 basis points from the fourth quarter of 2024 to 3.66% in the recent quarter. That expansion reflects a decrease in the cost of the Company's sources of funding, including interest-bearing deposits and short-term borrowings, which outpaced a decline in the yields received on certain earning assets, including average interest-bearing deposits at banks and average loans and leases. The increase in taxable-equivalent net interest income from the year-earlier first quarter reflects a 14 basis-point widening of the net interest margin driven by a decrease of 56 basis points in the cost of interest-bearing liabilities, partially offset by a 22 basis-point decline in the yield received on earning assets. Contributing to the decline in yields received on earning assets and rates paid on interest-bearing liabilities in the recent quarter as compared with the earlier periods was a reduction by the FOMC of its federal funds target interest rate by a total of 1.00% in the last four months of 2024. The Company continues to adjust its funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile. The Company's average balance sheets accompanied by the annualized taxable-equivalent interest income and expense and the average rate on the Company's earning assets and interest-bearing liabilities are presented as follows.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	March 31, 2025			December 31, 2024			March 31, 2024
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans and leases (a):
Commercial and industrial	$61,056	$958	6.36%	$60,704	$1,001	6.56%	$56,821	$987	6.99%
Commercial real estate	26,259	405	6.16	27,896	446	6.25	32,696	526	6.36
Residential real estate	23,176	257	4.44	23,088	256	4.45	23,136	247	4.28
Consumer	24,353	394	6.57	24,035	402	6.65	21,143	343	6.54
Total loans and leases	134,844	2,014	6.06	135,723	2,105	6.17	133,796	2,103	6.32
Interest-bearing deposits at banks	19,695	218	4.48	23,602	285	4.80	30,647	419	5.49
Trading account	97	—	3.42	102	—	3.37	105	1	3.42
Investment securities (b):
U.S. Treasury	8,634	81	3.82	9,006	83	3.64	9,211	65	2.85
Mortgage-backed securities (c)	22,453	223	3.97	21,121	205	3.89	15,456	127	3.27
State and political subdivisions	2,313	21	3.64	2,368	22	3.82	2,489	23	3.77
Other	1,080	15	5.71	1,184	19	6.20	1,431	19	5.38
Total investment securities	34,480	340	4.00	33,679	329	3.88	28,587	234	3.30
Total earning assets	189,116	2,572	5.52	193,106	2,719	5.60	193,135	2,757	5.74
Goodwill	8,465			8,465			8,465
Core deposit and other intangible assets	92			100			140
Other assets	10,648			10,182			9,738
Total assets	$208,321			$211,853			$211,478
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$101,564	$552	2.20%	$102,127	$626	2.44%	$94,867	$615	2.61%
Time deposits	14,220	124	3.54	15,958	159	3.95	20,583	225	4.41
Total interest-bearing deposits	115,784	676	2.37	118,085	785	2.64	115,450	840	2.93
Short-term borrowings	2,869	32	4.52	2,563	32	4.93	6,228	84	5.42
Long-term borrowings	11,285	157	5.65	11,665	162	5.57	9,773	141	5.81
Total interest-bearing liabilities	129,938	865	2.70	132,313	979	2.94	131,451	1,065	3.26
Noninterest-bearing deposits	45,436			46,554			48,615
Other liabilities	3,949			4,279			4,393
Total liabilities	179,323			183,146			184,459
Shareholders’ equity	28,998			28,707			27,019
Total liabilities and shareholders’ equity	$208,321			$211,853			$211,478
Net interest spread			2.82			2.66			2.48
Contribution of interest-free funds			.84			.92			1.04
Net interest income/margin on earning assets		$1,707	3.66%		$1,740	3.58%		$1,692	3.52%

Memo:
Total deposits	$161,220	$676	1.70%	$164,639	$785	1.90%	$164,065	$840	2.06%
Total brokered deposits	10,768	107	4.05	11,430	126	4.40	13,223	162	4.92
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.

Lending activities
The Company's lending activities reflect a portfolio composition shift as the Company executed various strategies to reduce its relative concentration of commercial real estate loans throughout 2024. The following table summarizes changes in the components of average loans and leases.
AVERAGE LOANS AND LEASES

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2025	December 31, 2024	Percentage Change	March 31, 2025	March 31, 2024	Percentage Change
Commercial and industrial	$61,056	$60,704	1%	$61,056	$56,821	7%
Commercial real estate	26,259	27,896	-6	26,259	32,696	-20
Residential real estate	23,176	23,088	—	23,176	23,136	—
Consumer:
Home equity lines and loans	4,565	4,583	—	4,565	4,597	-1
Recreational finance	12,684	12,503	1	12,684	10,306	23
Automobile	4,896	4,793	2	4,896	4,177	17
Other	2,208	2,156	2	2,208	2,063	7
Total consumer	24,353	24,035	1	24,353	21,143	15
Total	$134,844	$135,723	-1%	$134,844	$133,796	1%
Average loans and leases totaled $134.8 billion in the first quarter of 2025, down $879 million or 1% from the fourth quarter of 2024.
•Average commercial and industrial loans and leases were $61.1 billion in the recent quarter, up $352 million from the fourth quarter of 2024, reflecting continued growth in loans to customers in the financial and insurance industry. Borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses including fund banking companies and mortgage warehouse lending businesses.
•Commercial real estate loans averaged $26.3 billion in the first quarter of 2025, down $1.6 billion from the fourth quarter of 2024, reflecting decreases of $1.3 billion and $294 million of average permanent and construction commercial real estate loans, respectively. Higher payoffs and increased market competition resulted in lower average commercial real estate loan balances in the recent quarter.
•Average consumer loans in the first quarter of 2025 increased $318 million from the fourth quarter of 2024 to $24.4 billion reflecting higher average balances of recreational finance loans and automobile loans of $181 million and $103 million, respectively.
Average loans and leases increased $1.0 billion or 1% from $133.8 billion in the similar quarter of 2024.
•Average commercial and industrial loans and leases increased $4.2 billion from the year-earlier first quarter, reflecting growth that spanned most industry types.
•Average commercial real estate loans decreased $6.4 billion in the recent quarter as compared with the first quarter of 2024, reflecting decreases of $4.8 billion and $1.6 billion of average permanent and construction commercial real estate loans, respectively.
•Average consumer loans in the first quarter of 2025 increased $3.2 billion from the first quarter of 2024. The higher average balances of consumer loans reflect recreational finance and automobile loan growth of $2.4 billion and $719 million, respectively.

Investing activities
The Company's investment securities portfolio is largely comprised of government-issued or guaranteed commercial and residential mortgage-backed securities and U.S. Treasury securities, but also includes municipal and other securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios. Information about the Company's average investment securities portfolio is presented in the following table.
AVERAGE INVESTMENT SECURITIES

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2025	December 31, 2024	Percentage Change	March 31, 2025	March 31, 2024	Percentage Change
Investment securities available for sale:
U.S. Treasury	$7,995	$7,992	—%	$7,995	$8,205	-3%
Mortgage-backed securities (a)	11,704	10,136	15	11,704	3,726	214
Other debt securities	3	67	-95	3	175	-98
Total available for sale	19,702	18,195	8	19,702	12,106	63
Investment securities held to maturity:
U.S. Treasury	639	1,014	-37	639	1,006	-36
Mortgage-backed securities (a)	10,749	10,985	-2	10,749	11,730	-8
State and political subdivisions	2,313	2,368	-2	2,313	2,489	-7
Other debt securities	1	1	-3	1	1	-13
Total held to maturity	13,702	14,368	-5	13,702	15,226	-10
Equity and other securities	1,076	1,116	-4	1,076	1,255	-14
Total investment securities	$34,480	$33,679	2%	$34,480	$28,587	21%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.
The investment securities portfolio averaged $34.5 billion in the first quarter of 2025, up $801 million and $5.9 billion from the fourth and first quarters of 2024, respectively. Those increases each reflect the deployment of liquidity into primarily fixed rate investment securities, including purchases of fixed rate agency mortgage-backed securities and U.S. Treasury securities of $1.9 billion and $667 million, respectively, in the recent quarter and $9.3 billion and $5.1 billion, respectively, in 2024 into the Company's available-for-sale investment securities portfolio. As a result of the elevated interest rate environment throughout much of 2024 and the maturities of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased to 4.42% at March 31, 2025 and 4.30% at December 31, 2024, as compared with 3.45% at March 31, 2024. The weighted-average duration of the available-for-sale investment securities portfolio was 2.5 years and 2.6 years at March 31, 2025 and December 31, 2024, respectively, compared with 2.0 years at March 31, 2024. There were no significant sales of investment securities during the three months ended March 31, 2025. In 2024, the Company sold $181 million of non-agency investment securities from its available-for-sale portfolio and its remaining equity investments in Fannie Mae and Freddie Mac preferred securities. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in each of the three months ended March 31, 2025, December 31, 2024 and March 31, 2024. A

further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 2 and 12 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $19.8 billion in the recent quarter, compared with $23.7 billion and $30.8 billion during the three months ended December 31, 2024 and March 31, 2024, respectively. The amounts of other earning assets at those respective dates were primarily comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits, brokered deposits and additions to or maturities of investment securities or borrowings.
Funding activities - deposits
The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 78% of average earning assets for each of the quarters ended March 31, 2025 and December 31, 2024, compared with 76% for the quarter ended March 31, 2024. The Company also includes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.
AVERAGE DEPOSITS

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2025	December 31, 2024	Percentage Change	March 31, 2025	March 31, 2024	Percentage Change
Noninterest-bearing deposits	$45,436	$46,554	-2%	$45,436	$48,615	-7%
Savings and interest-checking deposits	91,573	92,437	-1	91,573	86,837	5
Time deposits of $250,000 or less	10,489	11,101	-6	10,489	11,985	-12
Total core deposits	147,498	150,092	-2	147,498	147,437	—

Time deposits greater than $250,000	2,954	3,117	-5	2,954	3,405	-13
Brokered deposits	10,768	11,430	-6	10,768	13,223	-19
Total deposits	$161,220	$164,639	-2%	$161,220	$164,065	-2%
Total deposits averaged $161.2 billion in the recent quarter, compared with $164.6 billion in the fourth quarter of 2024.
•Average core deposits decreased $2.6 billion from the fourth quarter of 2024 reflecting a seasonal decline in commercial customer deposits and the maturity of non-brokered core time deposits.
•The decrease in average brokered deposits in the recent quarter reflects the Company's wholesale funding strategy. Average brokered time deposits decreased 55% to $777 million in the recent quarter from $1.7 billion in the fourth quarter of 2024 as those time deposits matured. Average brokered savings and interest-checking accounts increased 3% to $10.0 billion in the recent quarter from $9.7 billion in the fourth quarter of 2024.
Total average deposits decreased $2.8 billion from $164.1 billion in the year-earlier quarter.
•Average core deposits were largely unchanged compared with the year-earlier quarter and reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products. Lower average balances of core time deposits in the recent quarter reflected comparatively lower rates paid on those products.
•The $2.5 billion decrease in average brokered deposits as compared with the first quarter of 2024 reflects the maturity of brokered time deposits in the recent year, partially offset by higher average balances of brokered savings and interest-checking deposits. The Company's brokered savings and interest-bearing transaction accounts and brokered time deposits averaged $8.0 billion and $5.2 billion, respectively, in the year-earlier quarter.

The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended March 31, 2025, December 31, 2024 and March 31, 2024.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended March 31, 2025
Noninterest-bearing deposits	$11,304	$24,220	$9,370	$542	$45,436
Savings and interest-checking deposits	33,808	51,685	9,157	6,914	101,564
Time deposits	365	13,035	40	780	14,220
Total	$45,477	$88,940	$18,567	$8,236	$161,220

Three Months Ended December 31, 2024
Noninterest-bearing deposits	$11,970	$24,590	$9,390	$604	$46,554
Savings and interest-checking deposits	34,419	51,856	8,972	6,880	102,127
Time deposits	364	13,805	45	1,744	15,958
Total	$46,753	$90,251	$18,407	$9,228	$164,639

Three Months Ended March 31, 2024
Noninterest-bearing deposits	$13,459	$25,380	$9,081	$695	$48,615
Savings and interest-checking deposits	29,721	51,274	7,131	6,741	94,867
Time deposits	353	14,995	37	5,198	20,583
Total	$43,533	$91,649	$16,249	$12,634	$164,065
Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended
(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Short-term borrowings:
Federal funds purchased and repurchase agreements	$86	$107	$307
FHLB advances	2,783	2,456	5,921
Total short-term borrowings	2,869	2,563	6,228

Long-term borrowings:
Senior notes	8,135	7,334	6,418
FHLB advances	671	2,004	1,323
Subordinated notes	500	500	977
Junior subordinated debentures	410	526	540
Asset-backed notes	1,559	1,291	505
Other	10	10	10
Total long-term borrowings	11,285	11,665	9,773
Total borrowings	$14,154	$14,228	$16,001
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The lower levels of average short-term borrowings in the first quarter of 2025 as compared with the first quarter of 2024 reflect the Company's management of liquidity, including reductions in short-term wholesale funding sources. Average short-term borrowings in the first quarter of 2025 were modestly higher as compared with the fourth quarter of 2024.

Long-term borrowings averaged $11.3 billion, $11.7 billion and $9.8 billion during the three-month periods ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The increased usage of borrowing facilities in the first quarter of 2025 and fourth quarter of 2024 as compared with the first quarter of 2024 reflects the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described in Part I, Item 1 "Resolution Planning and Resolution-Related Requirements" of M&T's 2024 Annual Report. The lower levels of average long-term borrowings in the first quarter of 2025 as compared with the final quarter of 2024 reflect maturities of long-term debt that outpaced issuances in the recent quarter. The following table provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings in the recent quarter.
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	Three Months Ended March 31, 2025
Issuances:
Asset-backed notes	$746
Maturities/Redemptions:
FHLB advances	2,000
Senior notes of M&T Bank	750
Junior subordinated debentures of M&T associated with Preferred Capital Securities	34
Additional information regarding borrowings is provided in notes 4 and 11 of Notes to Financial Statements.
Net interest margin
Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.82% in the recent quarter, up from 2.66% and 2.48% in the fourth and first quarters of 2024, respectively. Those increases in the net interest spread reflect a decrease in the rates paid on the Company's interest-bearing liabilities, partially offset by a decline in the yield on earning assets. The yield on earning assets during the first quarter of 2025 was 5.52%, down 8 and 22 basis points from the fourth and first quarters of 2024, respectively, reflecting lower yields on interest-bearing deposits at the FRB of New York and loans and leases. That decrease was partially offset by a rise in yields received on investment securities which reflected purchases of investment securities since the beginning of 2024, inclusive of the recent quarter, with a higher yield than those that matured during those same periods. The rate paid on interest-bearing liabilities was 2.70%, down 24 and 56 basis points from the fourth and first quarters of 2024, respectively, reflecting a reduction in the cost of interest-bearing deposits and funding from short-term borrowings during each of those comparative periods. That reduction in the cost of interest-bearing liabilities reflects a lower FOMC federal funds target interest rate which was reduced by a total of 1.00% in the last four months of 2024.
Net interest-free funds consist largely of noninterest-bearing demand deposits and other liabilities and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $59.2 billion in the first quarter of 2025, down from $60.8 billion and $61.7 billion in the fourth and first quarters of 2024, respectively. Noninterest-bearing deposits averaged $45.4 billion in the first quarter of 2025, compared with $46.6 billion in the fourth quarter of 2024, and $48.6 billion in 2024's initial quarter. The decline in average noninterest-bearing deposits in the recent quarter from the fourth quarter of 2024 reflects a seasonal decline in commercial customer deposits whereas the decline from the first quarter of 2024 reflects a shift in deposits to interest-bearing accounts in an elevated interest rate environment. The contribution of net interest-free funds to net interest margin was .84% in the first quarter of 2025, compared with .92% and 1.04% in the fourth and first quarters of 2024, respectively. The decreased contribution of net interest-free funds to the net interest margin in the first quarter of 2025 as compared with the fourth and first quarters of 2024 reflects lower rates paid on interest-bearing liabilities used to value net interest-free funds.
Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.66% in the first quarter of 2025, compared with 3.58% in the fourth quarter of 2024 and 3.52% in the year-earlier period. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. Future changes in the levels of net interest-free funds and the interest rates used to value such funds could also impact the Company's net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at March 31, 2025 and December 31, 2024.
INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
March 31, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$2,850	5.4	3.25%	4.52%
Fixed rate long-term borrowings — forward-starting	2,500	5.9	3.89	4.32
Total fair value hedges	5,350	5.6
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	18,969	0.9	3.47	4.33
Forward-starting	8,500	3.0	3.70	4.32
Total cash flow hedges	27,469	1.5
Total	$32,819	2.2
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	5.4	3.11%	5.07%
Fixed rate long-term borrowings — forward-starting	3,350	6.2	3.81	4.49
Fixed rate available for sale securities — active	15	0.1	4.84	4.36
Total fair value hedges	5,365	5.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	20,819	0.9	3.26	4.47
Forward-starting	10,000	3.0	3.72	4.49
Total cash flow hedges	30,819	1.6
Total	$36,184	2.2
Information regarding the fair value of interest rate swap agreements designated as fair value hedges and cash flow hedges is presented in note 10 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the quarter), the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the table that follows.

INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(53)	-.11%	$(76)	-.16%	$(87)	-.18%
Interest expense	9	.03	10	.03	13	.04
Net interest income/margin	$(62)	-.13%	$(86)	-.18%	$(100)	-.21%
Average notional amount (b)	$23,816		$22,639		$19,202
Rate received (c)		3.34%		3.29%		3.32%
Rate paid (c)		4.39		4.81		5.38
__________________________________________________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $130 million and $140 million was recorded in the first quarter of 2025 and fourth quarter of 2024, respectively, compared with $200 million in the year-earlier quarter. The lower provision for credit losses in the most recent two quarters as compared with the first quarter of 2024 reflects improved performance of loans to commercial real estate borrowers, partially offset by commercial and industrial and consumer loan growth and, in the recent quarter, a modest deterioration of macroeconomic forecasts.
A summary of the Company's net loan charge-offs by loan type and as an annualized percent of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	March 31, 2025		December 31, 2024		March 31, 2024
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$29	.20%	$87	.57%	$73	.51%
Real estate:
Commercial	19	.38	8	.13	8	.13
Residential builder and developer	—	—	—	—	—	.03
Other commercial construction	—	-.04	3	.22	11	.69
Residential	—	-.01	—	.01	—	-.01
Consumer:
Home equity lines and loans	—	.03	—	.04	—	.02
Recreational finance	31	1.00	32	1.05	21	.80
Automobile	7	.54	10	.73	5	.46
Other	28	5.19	20	3.74	20	4.03
Total	$114	.34%	$160	.47%	$138	.42%

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Nonaccrual loans	$1,540	$1,690	$2,302
Real estate and other foreclosed assets	34	35	38
Total nonperforming assets	$1,574	$1,725	$2,340
Accruing loans past due 90 days or more (a)	$384	$338	$297
Government-guaranteed loans included in totals above:
Nonaccrual loans	$69	$69	$62
Accruing loans past due 90 days or more (a)	368	318	244
Loans 30-89 days past due	1,447	1,655	1,410

Nonaccrual loans as a percent of total loans and leases	1.14%	1.25%	1.71%
Nonperforming assets as a percent of total loans and leases and real estate and other foreclosed assets	1.17	1.27	1.73
Accruing loans past due 90 days or more as a percent of total loans and leases	.29	.25	.22
Loans 30-89 days past due as a percent of total loans and leases	1.08	1.22	1.04
__________________________________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
Nonaccrual loans declined $150 million from December 31, 2024 to March 31, 2025 reflecting a $113 million reduction in commercial real estate nonaccrual loans and a $34 million reduction in commercial and industrial nonaccrual loans. As compared with March 31, 2024, the $762 million decline in nonaccrual loans at March 31, 2025 reflects a $576 million reduction in commercial real estate nonaccrual loans and a $202 million reduction in commercial and industrial nonaccrual loans. Approximately 55% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at March 31, 2025.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans included in the amounts noted herein that are guaranteed by government-related entities totaled $240 million at March 31, 2025, $224 million at December 31, 2024 and $195 million at March 31, 2024. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Approximately 76% of loans 30 to 89 days past due were less than 60 days delinquent at March 31, 2025, compared with 73% at December 31, 2024. Additional information about past due and nonaccrual loans at March 31, 2025 and December 31, 2024 is included in note 3 of Notes to Financial Statements.
During the normal course of business, the Company modifies loans to maximize recovery efforts. The modifications that the Company grants are typically comprised of maturity extensions, payment deferrals and interest rate reductions, but may also include other modification types. The Company may offer such modified terms to borrowers experiencing financial difficulty. Such modified loans may be considered nonaccrual if the Company does not expect to collect all amounts owed under the terms of the loan agreement. Information about modifications of loans to borrowers experiencing financial difficulty is included in note 3 of Notes to Financial Statements.
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while specific loans determined to have an elevated level of credit risk are designated as “criticized.” A criticized loan may be designated as “nonaccrual” if the Company no longer expects to collect all amounts owed under the terms of the loan agreement or the loan is delinquent 90 days or more.
Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans greater than $1 million and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department personnel review criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated. Targeted loan reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In the recent quarter, the Company began assessing loans to certain not-for-profit borrowers, government contractors and other commercial borrowers that may be impacted by changes to government funding and reductions in the federal workforce. The Company is also monitoring commercial borrowers in certain industry sectors that may be impacted by international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing and construction companies.
The Company continues to monitor its commercial real estate loan portfolio. Criticized investor-owned commercial real estate loans totaled $5.4 billion or 21% of such loans at March 31, 2025, improved from $6.0 billion or 23% at December 31, 2024. Investor-owned commercial real estate loans comprised 57% of total criticized loans at March 31, 2025, compared with 61% at December 31, 2024. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies impacting some property types and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers, in particular those borrowers with loans secured by office properties, to refinance their obligations at loan maturity. Despite these challenges, the ability of borrowers to service loans secured by certain investor-owned real estate, including health services, hotel and multifamily properties, has improved in recent quarters. The LTV ratio is one of many factors considered in assessing overall portfolio risks and loss mitigation strategies for the investor-owned commercial real estate portfolio. The weighted-average LTV ratio for investor-owned commercial real estate loans was approximately 57% at March 31, 2025 and 56% at each of December 31, 2024 and March 31, 2024. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 66%, 63% and 62% at March 31, 2025, December 31, 2024 and March 31, 2024, respectively. In determining the LTV ratio, the Company considers cross-collateralization of all exposures secured by the supporting collateral and the estimated value of such collateral. Subsequent to the origination of commercial real estate loans, updated appraisals are obtained in the normal course of business for renewals, extensions and modifications to commitment levels. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value.

The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 133% of Tier 1 capital plus its allowable allowance for credit losses at March 31, 2025 and 136% at December 31, 2024, compared with 176% at March 31, 2024. The Company intentionally reduced its relative concentration of investor-owned commercial real estate loans throughout 2024.
The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans and leases by industry and commercial real estate loans by property type, respectively, at March 31, 2025 and December 31, 2024.
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS AND LEASES

	March 31, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$11,234	$90	$33	$123	$11,479	$71	$35	$106
Services	7,400	313	106	419	7,409	247	112	359
Motor vehicle and recreational finance dealers	6,700	594	24	618	7,229	527	38	565
Manufacturing	6,040	371	104	475	6,077	394	116	510
Wholesale	4,045	324	29	353	4,057	334	28	362
Transportation, communications, utilities	3,579	275	71	346	3,567	286	62	348
Retail	3,134	116	18	134	3,097	66	17	83
Construction	2,126	175	32	207	2,143	155	44	199
Health services	1,877	178	34	212	1,892	207	36	243
Real estate investors	1,677	140	10	150	1,751	148	8	156
Other	1,723	105	39	144	1,773	109	39	148
Total commercial and industrial excluding owner-occupied real estate	$49,535	$2,681	$500	$3,181	$50,474	$2,544	$535	$3,079
Owner-occupied real estate by industry:
Services	$2,358	$136	$27	$163	$2,345	$153	$26	$179
Motor vehicle and recreational finance dealers	2,219	102	6	108	2,236	31	8	39
Retail	1,698	64	18	82	1,677	69	16	85
Health services	1,280	138	62	200	1,330	156	66	222
Wholesale	916	78	4	82	857	62	3	65
Manufacturing	826	78	23	101	809	73	24	97
Real estate investors	682	35	8	43	702	43	6	49
Other	1,082	58	14	72	1,051	54	12	66
Total owner-occupied real estate	11,061	689	162	851	11,007	641	161	802
Total	$60,596	$3,370	$662	$4,032	$61,481	$3,185	$696	$3,881

CRITICIZED COMMERCIAL REAL ESTATE LOANS

	March 31, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$5,593	$713	$94	$807	$5,628	$935	$114	$1,049
Retail/Service	4,548	713	87	800	4,747	673	80	753
Office	3,997	965	68	1,033	4,170	1,125	117	1,242
Industrial/Warehouse	1,898	133	13	146	1,926	143	13	156
Hotel	1,887	249	110	359	1,984	317	118	435
Health services	1,883	463	21	484	2,038	560	25	585
Other	290	30	1	31	287	30	1	31
Total permanent	20,096	3,266	394	3,660	20,780	3,783	468	4,251
Construction/Development	5,771	1,678	29	1,707	5,984	1,715	68	1,783
Total	$25,867	$4,944	$423	$5,367	$26,764	$5,498	$536	$6,034
Loans to motor vehicle and recreational finance dealers and to the services and retail industries contributed to the $151 million increase in commercial and industrial criticized loans from December 31, 2024 to March 31, 2025. The $667 million decline in commercial real estate criticized loans from December 31, 2024 to March 31, 2025 spanned most property types. At March 31, 2025, approximately 96% of criticized accrual loans and 55% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. Limited documentation first lien mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for credit losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of determining the allowance for credit losses, the Company considers the required repayment of any first lien positions related to collateral property. Information about the location of nonaccrual loans secured by residential real estate at March 31, 2025 is presented in the following table.

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	March 31, 2025
		Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,845	$117	1.70%
Mid-Atlantic (b)	7,309	90	1.24
New England (c)	6,088	53	.87
Other	3,042	24	.78
Total	$23,284	$284	1.22%
First lien home equity loans and lines of credit:
New York	$750	$13	1.81%
Mid-Atlantic (b)	885	19	2.20
New England (c)	424	5	1.13
Other	17	3	16.27
Total	$2,076	$40	1.95%
Junior lien home equity loans and lines of credit:
New York	$835	$15	1.77%
Mid-Atlantic (b)	998	17	1.66
New England (c)	619	6	.99
Other	28	—	.99
Total	$2,480	$38	1.52%
__________________________________________________________________________________
(a)Includes $760 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $56 million.
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
NONACCRUAL CONSUMER LOANS

	March 31, 2025		December 31, 2024
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$78	1.72%	$81	1.77%
Recreational finance	26	.20	31	.25
Automobile	11	.21	12	.25
Other	56	2.50	55	2.49
Total	$171	.69%	$179	.74%

Allowance for credit losses
Management determines the allowance for credit losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan and lease portfolio. A description of the methodologies used by the Company to estimate its allowance for credit losses can be found in note 3 of Notes to Financial Statements.
In establishing the allowance for credit losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans and leases with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for credit losses, the Company evaluates its loan and lease portfolio by type. At the time of the Company’s analysis regarding the determination of the allowance for credit losses as of March 31, 2025 concerns existed about the impact of potential inflationary pressures and increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; slower economic growth in future quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy; potential changes to federal taxation rates; downward pressures on commercial real estate values, especially in the office sector; the persistence of elevated interest rates impacting the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans and leases at each reporting date included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. In determining the allowance for credit losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of March 31, 2025 and December 31, 2024, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments at March 31, 2025, primarily related to portfolio exposures to certain commercial and industrial borrowers, commercial real estate loans and recreational finance consumer loans, were largely unchanged from December 31, 2024.
Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of March 31, 2025 and December 31, 2024 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR CREDIT LOSSES MACROECONOMIC ASSUMPTIONS

	March 31, 2025			December 31, 2024
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.7%	5.2%		4.5%	4.7%
Real GDP growth rate	.7	2.2	2.9%	1.3	1.7	3.0%
Commercial real estate price index growth/decline rate	-3.0	2.9	.1	-2.9	1.4	-1.4
Home price index growth/decline rate	-.7	2.2	1.4	-.1	2.4	2.3

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
ALLOWANCE FOR CREDIT LOSSES SENSITIVITIES

March 31, 2025	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.0%	8.1%
Real GDP growth/decline rate	-2.5	1.9	-.7%
Commercial real estate price index decline rate	-14.1	-4.1	-17.6
Home price index growth/decline rate	-8.9	2.3	-6.8
Potential upside economic scenario:
National unemployment rate	3.4	3.5
Real GDP growth rate	3.1	2.3	5.4
Commercial real estate price index growth rate	2.8	6.9	9.9
Home price index growth rate	4.5	4.1	8.7

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$275
Potential upside economic scenario	(135)
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
Management has assessed that the allowance for credit losses at March 31, 2025 appropriately reflected expected credit losses inherent in the portfolio as of that date. The allowance for credit losses totaled $2.2 billion at each of March 31, 2025 and December 31, 2024. As a percent of loans and leases outstanding, the allowance was 1.63% at March 31, 2025 and 1.61% at December 31, 2024. The increase in the allowance for credit losses as a percent of loans and leases outstanding since December 31, 2024 reflects a modest deterioration in macroeconomic forecasts. Included in the allocation of the allowance for credit losses were reserves for loans secured by office properties of 4.37% at March 31, 2025 and 4.70% at December 31, 2024. The level of the allowance reflects management’s evaluation of the loan and lease portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for credit losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods. The reported level of the allowance for credit losses reflects management’s evaluation of the loan and lease portfolio as of each respective date.
The ratio of the allowance for credit losses to total nonaccrual loans at March 31, 2025 and December 31, 2024 was 143% and 129%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for credit losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for credit losses.

Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Mortgage banking revenues	$118	$117	$1	—%	$118	$104	$14	13%
Service charges on deposit accounts	133	131	2	1	133	124	9	7
Trust income	177	175	2	1	177	160	17	11
Brokerage services income	32	30	2	3	32	29	3	10
Trading account and other non-hedging derivative gains	9	10	(1)	4	9	9	—	3
Gain (loss) on bank investment securities	—	18	(18)	-100	—	2	(2)	-97
Other revenues from operations	142	176	(34)	-19	142	152	(10)	-6
Total other income	$611	$657	$(46)	-7%	$611	$580	$31	5%
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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$6	$8	$(2)	-25%	$6	$7	$(1)	-11%
Loan servicing fees	36	36	—	-1	36	39	(3)	-8
Loan sub-servicing and other fees	40	32	8	28	40	32	8	24
Total loan servicing revenues	76	68	8	13	76	71	5	6
Total residential mortgage banking revenues	$82	$76	$6	9%	$82	$78	$4	5%
New commitments to originate loans for sale	$290	$283	$7	2%	$290	$288	$2	—%

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Balances at period end
Loans held for sale	$179	$211	$165
Commitments to originate loans for sale	224	190	211
Commitments to sell loans	339	353	315
Capitalized mortgage servicing rights	347	368	432

Loans serviced for others	37,572	38,105	39,598
Loans sub-serviced for others (a)	160,966	111,544	111,964
Total loans serviced for others	$198,538	$149,649	$151,562
__________________________________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
The higher balances of residential mortgage loans sub-serviced for others at March 31, 2025 as compared with December 31, 2024 and March 31, 2024, and the corresponding increase in related revenues in the recent quarter, reflect an arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servings rights held by Bayview Financial.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$16	$22	$(6)	-29%	$16	$8	$8	103%
Loan servicing fees and other	20	19	1	1	20	18	2	10
Total commercial mortgage banking revenues	$36	$41	$(5)	-15%	$36	$26	$10	37%
Loans originated for sale to other investors	$719	$1,675	$(956)	-57%	$719	$1,044	$(325)	-31%

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Balances at period end
Loans held for sale	$192	$310	$563
Commitments to originate loans for sale	784	479	451
Commitments to sell loans	974	789	1,014
Capitalized mortgage servicing rights	125	126	122

Loans serviced for others (a)	27,963	27,474	24,771
Loans sub-serviced for others	4,205	4,063	3,906
Total loans serviced for others	$32,168	$31,537	$28,677
__________________________________________________________________________________
(a)Includes $4.3 billion, $4.2 billion and $4.0 billion of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible at March 31, 2025, December 31, 2024 and March 31, 2024, respectively.
Changes in commercial mortgage banking revenues in the three-month period ended March 31, 2025 as compared with the fourth and first quarters of 2024 reflect varying volumes and margins on new commitments to originate commercial real estate loans for sale.
Service charges on deposit accounts
Service charges on deposit accounts for the first three months of 2025 increased $2 million and $9 million as compared with the fourth and first quarters of 2024, respectively, reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products.
Trust income
Trust income primarily includes revenues from two significant businesses managed within the Company's Institutional Services and Wealth Management segment. The Institutional Services business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold assets; and (iii) need investment and cash management services. The Wealth Management business offers personal trust, planning and advisory, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth.

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Trust income
Institutional Services	$94	$93	$1	2%	$94	$81	$13	16%
Wealth Management	82	82	—	—	82	78	4	5
Commercial	1	—	1	—	1	1	—	1
Total trust income	$177	$175	$2	1%	$177	$160	$17	11%

(Dollars in millions)	March 31, 2025	December 31, 2024	March 31, 2024
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$64,554	$65,798	$65,191
Proprietary mutual funds	15,938	14,461	15,280
Total assets under management	$80,492	$80,259	$80,471
Trust income was $177 million in the recent quarter, up modestly from the fourth quarter of 2024 and $17 million higher than the first quarter of 2024.
•Institutional Services trust income increased $13 million in the recent quarter as compared with the similar 2024 period reflecting higher sales and fund management fees from its global capital markets business.
•The higher level of trust income from the Wealth Management business in the first quarter of 2025 as compared with the first quarter of 2024 reflected improved market performance associated with managed assets.
Gain (loss) on bank investment securities
The net gain on bank investment securities of $18 million in the fourth quarter of 2024 reflected realized gains on the sale of equity investments in Fannie Mae and Freddie Mac preferred securities, partially offset by net realized losses on the sale of certain non-agency investment securities.
Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Letter of credit and other credit-related fees	$49	$54	$(5)	-10%	$49	$44	$5	11%
Merchant discount and credit card fees	39	44	(5)	-10	39	40	(1)	—
Bank owned life insurance revenue (a)	18	18	—	4	18	16	2	12
Equipment operating lease income	11	11	—	-5	11	11	—	2
BLG income (b)	—	23	(23)	-100	—	25	(25)	-100
Other	25	26	(1)	—	25	16	9	50
Total other revenues from operations	$142	$176	$(34)	-19%	$142	$152	$(10)	-6%
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
Other revenues from operations declined $34 million in the first quarter of 2025 as compared with the fourth quarter of 2024 reflecting a $23 million distribution from M&T's investment in BLG in the fourth quarter of 2024 and lower loan syndication fees and merchant discount and credit card fees in the recent quarter.

Other revenues from operations in the first three months of 2025 declined $10 million as compared with the first three months of 2024 reflecting a $25 million distribution from M&T's investment in BLG in the first quarter of 2024, partially offset by higher letter of credit and other credit-related fees in the recent quarter.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Salaries and employee benefits	$887	$790	$97	12%	$887	$833	$54	7%
Equipment and net occupancy	132	133	(1)	-1	132	129	3	3
Outside data processing and software	136	125	11	10	136	120	16	14
Professional and other services	84	80	4	3	84	85	(1)	-3
FDIC assessments	23	24	(1)	-2	23	60	(37)	-61
Advertising and marketing	22	30	(8)	-27	22	20	2	9
Amortization of core deposit and other intangible assets	13	13	—	3	13	15	(2)	-12
Other costs of operations	118	168	(50)	-30	118	134	(16)	-12
Total other expense	$1,415	$1,363	$52	4%	$1,415	$1,396	$19	1%
Salaries and employee benefits
The number of full-time equivalent employees was 22,291 at March 31, 2025, compared with 22,101 at December 31, 2024 and 21,927 at March 31, 2024, whereas the average number of full-time equivalent employees was 22,235 in the recent quarter, compared with 22,067 in the fourth quarter of 2024 and 22,016 in the first quarter of 2024. Included in the first quarters of 2025 and 2024 was $110 million and $99 million, respectively, of seasonally higher stock-based compensation, payroll-related taxes and other employee benefits expense.
Salaries and employee benefits expense increased $97 million in the recent quarter as compared with the fourth quarter of 2024 reflecting the aforementioned seasonal costs, the impact of annual merit increases and higher average staffing levels, partially offset by two less working days in the recent quarter.
Salaries and employee benefits expense increased $54 million in the three months ended March 31, 2025 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases, higher average employee staffing levels and a rise in incentive compensation, including stock-based compensation expense.
Nonpersonnel expenses
Nonpersonnel expenses aggregated $528 million in the recent quarter, down from $573 million in the fourth quarter of 2024. That decrease reflects lower other costs of operations resulting from vacated facility write-downs of $27 million and losses on the redemption of certain issuances of M&T's Junior Subordinated Debentures of $20 million each in the fourth quarter of 2024, and lower costs associated with the Company's supplemental executive retirement savings plan primarily related to market performance. Partially offsetting those favorable factors was a $12 million benefit associated with the solicited election of certain participants in M&T's defined benefit pension plan to accept a lump-sum distribution in lieu of future retirement benefit payments in the fourth quarter of 2024 and higher outside data processing and software costs of $11 million in the recent quarter, reflecting a rise in software licensing fees and maintenance costs.
Nonpersonnel expenses decreased $35 million to $528 million in the recent quarter as compared with $563 million in the year-earlier period reflecting a $29 million FDIC special assessment expense recognized in the first quarter of 2024, lower costs associated with the Company's supplemental executive retirement savings plan in the recent quarter due to market performance and losses on lease terminations related to certain vacated properties in the first quarter of 2024. Partially offsetting those favorable factors was an increase in outside data processing and software costs of $16 million reflecting higher software licensing fees and software maintenance expenses.

Income Taxes
The provision for income taxes was $177 million in the first quarter of 2025, compared with $201 million in the fourth quarter of 2024 and $133 million in the first quarter of 2024. The Company's effective tax rates were 23.2%, 22.8% and 20.0% for the quarters ended March 31, 2025, December 31, 2024 and March 31, 2024, respectively. The income tax expense in the first quarter of 2024 reflects a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $151.8 billion at March 31, 2025 and $147.5 billion at December 31, 2024. That increase in core deposits reflects higher noninterest-bearing deposits and savings and interest-checking deposits, including higher transitory institutional services deposits at the end of the recent quarter.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At March 31, 2025 and December 31, 2024, long-term borrowings aggregated $10.5 billion and $12.6 billion, respectively, and short-term borrowings aggregated $1.6 billion and $1.1 billion, respectively. Information about the Company's borrowings is included in note 4 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts of $10.2 billion at March 31, 2025, compared with $9.8 billion at December 31, 2024. Brokered time deposits declined $392 million to $606 million at March 31, 2025 from $1.0 billion at December 31, 2024, as those products matured. The change in the composition and levels of brokered deposits in the recent quarter reflects a mix shift in the Company's wholesale funding strategy. Approximately 69% of brokered time deposits at March 31, 2025 have a contractual maturity date in the next 12 months.
Total uninsured deposits were estimated to be $76.0 billion at March 31, 2025 and $73.0 billion at December 31, 2024. Approximately $9.6 billion and $9.1 billion of those uninsured deposits were collateralized by the Company at March 31, 2025 and December 31, 2024, respectively. The Company maintains available liquidity sources which represent approximately 134% of uninsured deposits that are not collateralized by the Company at March 31, 2025.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 93% of the Company's debt securities portfolio at March 31, 2025. The weighted-average durations of debt investment securities available for sale and held to maturity at March 31, 2025 were 2.5 years and 5.4 years, respectively.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2025 approximately $2.4 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 4 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" in M&T's 2024 Annual Report and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of March 31, 2025, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 40 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. As described in Part I, Item 1, "Liquidity" of M&T's 2024 Annual Report, the Federal Reserve and other federal banking regulators established the LCR as a uniform measure to ensure banking organizations hold sufficient amounts of cash and unencumbered high-quality liquid assets to cover net cash outflows over a 30-day liquidity stress period. As a Category IV institution with less than a $50 billion balance of weighted short-term wholesale funding, M&T is not subject to the LCR. M&T, however, estimates that its LCR on March 31, 2025, exceeds the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.

The table that follows is a summary of the Company's available sources of liquidity as of March 31, 2025 and December 31, 2024.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	March 31, 2025	December 31, 2024
Deposits at the FRB of New York	$20,586	$18,805
Unused secured borrowing facilities:
FRB of New York	24,742	24,546
FHLB of New York	18,613	17,655
Unencumbered investment securities (after estimated haircuts)	25,164	24,019
Total	$89,105	$85,025
Management continuously evaluates the use and mix of its various available funding alternatives, including short-term borrowings, issuances of long-term debt, the placement of brokered deposits and the securitization of certain loan products. Management does not anticipate engaging in any activities, either currently or in the long term, for which adequate funding would not be available and would therefore result in a significant strain on liquidity at either M&T or its subsidiary banks. In accordance with liquidity regulations, the Company maintains a contingency funding plan to facilitate on-going liquidity management in times of liquidity stress. The plan outlines various funding options available during a liquidity stress event and establishes a clear escalation protocol to be followed within the Company's Enterprise Risk Framework. The plan sets forth funding strategies and procedures that management can quickly leverage to assist in decision-making and specifies roles and responsibilities for departments impacted by a potential liquidity stress event.
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At March 31, 2025, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $21.8 billion. In addition, the Company has entered into $11.0 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net interest margin” and in note 10 of Notes to Financial Statements.
The accompanying table as of March 31, 2025 and December 31, 2024 displays the estimated impact on net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
(Dollars in millions)	March 31, 2025	December 31, 2024
Changes in interest rates
+200 basis points	$(37)	$(4)
+100 basis points	(1)	16
-100 basis points	(12)	(36)
-200 basis points	(32)	(81)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Changes in amounts presented since December 31, 2024 reflect changes in portfolio composition (including purchases of investment securities, shifts between balances of noninterest-bearing and interest-bearing deposit products and lower levels of long-term borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 50 basis points in September 2024 followed by additional reductions of 25 basis points in each of November and December 2024. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through the first quarter of 2025 approximated 54%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -4.2% and 1.3%, respectively, as of March 31, 2025, and -5.1% and 2.5%, respectively at December 31, 2024.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 12 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $181 million and $600 million, respectively, at March 31, 2025 and $206 million and $787 million, respectively, at December 31, 2024. The fair value of asset and liability amounts at March 31, 2025 have been reduced by contractual settlements of $533 million and $27 million, respectively, and at December 31, 2024 have been reduced by contractual settlements of $686 million and $15 million, respectively. The amounts associated with the Company's non-hedging derivative activities at March 31, 2025 and December 31, 2024 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.
Trading account assets were $96 million at March 31, 2025 and $101 million at December 31, 2024. Included in trading account assets were assets related to deferred compensation plans aggregating $21 million and $22 million at March 31, 2025 and December 31, 2024, respectively. Changes in the fair values of such assets are recorded as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in Accrued interest and other liabilities in the Consolidated Balance Sheet were $25 million and $27 million of liabilities related to deferred compensation plans at March 31, 2025 and December 31, 2024, respectively. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recognized in Other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $75 million and $79 million at March 31, 2025 and December 31, 2024, respectively.
Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at March 31, 2025, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 10 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	March 31, 2025	December 31, 2024	March 31, 2024
Preferred stock	$2,394	$2,394	$2,011
Common shareholders' equity	26,597	26,633	25,158
Total shareholders' equity	$28,991	$29,027	$27,169
Per share:
Common shareholders’ equity	$163.62	$160.90	$150.90
Tangible common shareholders’ equity (a)	111.13	109.36	99.54
Ratios:
Shareholders' equity to total assets	13.78%	13.95%	12.63%
Tangible common shareholders' equity to tangible assets (a)	8.95	9.07	8.03
Cash dividends declared for quarter ended:
Common stock	$222	$226	$218
Common stock per share	1.35	1.35	1.30
Preferred stock	36	35	25
__________________________________________________________________________________
(a)Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.

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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	March 31, 2025	December 31, 2024	March 31, 2024
Investment securities unrealized gains (losses), net (a)	$(6)	$(153)	$(197)
Cash flow hedges unrealized gains (losses), net (b)	7	(101)	(268)
Defined benefit plans adjustments, net (c)	96	98	(116)
Other, net	(7)	(8)	(8)
Total	$90	$(164)	$(589)

Accumulated other comprehensive income (loss), net, per common share	$0.56	$(0.99)	$(3.53)
__________________________________________________________________________________
(a)Refer to note 2 of Notes to Financial Statements.
(b)Refer to note 10 of Notes to Financial Statements.
(c)Refer to note 7 of Notes to Financial Statements.
Reflected in the carrying amount of available-for-sale investment securities at March 31, 2025 were pre-tax effect unrealized gains of $113 million on securities with an amortized cost of $13.7 billion and pre-tax effect unrealized losses of $121 million on securities with an amortized cost of $7.1 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 2 and 12 of Notes to Financial Statements. As also described in note 2 of Notes to Financial Statements, the Company does not expect any material credit-related losses with respect to its investment securities portfolio at March 31, 2025.
On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 3,415,303 shares of its common stock in the recent quarter at an average cost per share of $192.06 resulting in a total cost, including the share repurchase excise tax, of $662 million. M&T repurchased 957,988 shares at an average price of $206.70 resulting in a total cost, including the share repurchase excise tax, of $200 million in the fourth quarter of 2024. No share repurchases occurred in the first quarter of 2024. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
M&T and its subsidiary banks are required to comply with applicable Capital Rules. Pursuant to those regulations, the minimum capital ratios are as follows:
•4.5% CET1 capital to RWA (each as defined in the Capital Rules);
•6.0% Tier 1 capital (CET1 capital plus additional Tier 1 capital) to RWA (each as defined in the Capital Rules);
•8.0% Total capital (Tier 1 capital plus Tier 2 capital) to RWA (each as defined in the Capital Rules); and
•4.0% Tier 1 capital to average consolidated assets as reported on consolidated financial statements (known as the “leverage ratio”), as defined in the Capital Rules.
Capital Rules require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. M&T's SCB at March 31, 2025 was 3.8%. M&T has elected to participate in the 2025 supervisory stress test which may result in an updated SCB.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2025 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1 capital	11.50%	12.45%	265.86%
Tier 1 capital	13.04	12.45	265.86
Total capital	14.50	13.83	266.14
Tier 1 leverage	10.19	9.72	86.50
RWA	$156,179	$155,599	$231
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $93 million at March 31, 2025. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2024 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at March 31, 2025. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk", M&T's parent company liquidity at March 31, 2025 covered projected cash outflows for 40 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and in M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1, "Supervision and Regulation of the Company" of M&T's 2024 Annual Report.
As described in Part I, Item 1, "Capital Requirements" of M&T's 2024 Annual Report, on July 27, 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. Management continues to evaluate the impact of the proposed rules on the regulatory capital requirements of M&T and its subsidiary banks. At March 31, 2025, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have increased the Company's CET1 capital ratio by 6 basis points.

Segment Information
Reportable segments have been determined based upon the Company's organizational structure which is primarily arranged around the delivery of products and services to similar customer types. Financial information about the Company's segments is presented in note 14 of Notes to Financial Statements. The Company's reportable segments are Commercial Bank, Retail Bank and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segment results have been included in the "All Other" category.
NET INCOME (LOSS) BY SEGMENT

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Net income (loss)
Commercial Bank	$231	$226	$5	3%	$231	$201	$30	15%
Retail Bank	347	352	(5)	-2	347	446	(99)	-22
Institutional Services and Wealth Management	121	126	(5)	-4	121	128	(7)	-5
All Other	(115)	(23)	(92)	-399	(115)	(244)	129	53
Total net income	$584	$681	$(97)	-14%	$584	$531	$53	10%
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
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Income Statement
Net interest income	$529	$560	$(31)	-5%	$529	$548	$(19)	-3%
Noninterest income	173	185	(12)	-7	173	151	22	14
Total revenue	702	745	(43)	-6	702	699	3	—
Provision for credit losses	36	73	(37)	-51	36	77	(41)	-54
Noninterest expense	351	362	(11)	-3	351	345	6	2
Income before taxes	315	310	5	2	315	277	38	14
Income taxes	84	84	—	1	84	76	8	11
Net income	$231	$226	$5	3%	$231	$201	$30	15%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$53,567	$53,332	$235	—%	$53,567	$49,048	$4,519	9%
Commercial real estate	24,555	26,124	(1,569)	-6	24,555	30,747	(6,192)	-20
Residential real estate	396	421	(25)	-6	396	447	(51)	-12
Consumer	18	14	4	28	18	25	(7)	-27
Total loans and leases	$78,536	$79,891	$(1,355)	-2%	$78,536	$80,267	$(1,731)	-2%
Deposits:
Noninterest-bearing	$11,304	$11,970	$(666)	-6%	$11,304	$13,459	$(2,155)	-16%
Interest-bearing	34,173	34,783	(610)	-2	34,173	30,074	4,099	14
Total deposits	$45,477	$46,753	$(1,276)	-3%	$45,477	$43,533	$1,944	4%

The Commercial Bank segment’s net income was $231 million in the first quarter of 2025, up from $226 million in the fourth quarter of 2024.
•Net interest income decreased $31 million reflecting a narrowing of the net interest margin on loans and leases of 5 basis points and lower average outstanding loan and deposit balances.
•Noninterest income decreased $12 million reflecting lower commercial mortgage banking revenues of $6 million and a decline in credit related fees (primarily loan syndication fees) of $5 million.
•Provision for credit losses declined $37 million reflecting lower net charge-offs on commercial and industrial loans.
•Noninterest expense declined $11 million reflecting a decline in other costs of operations of $10 million and lower salaries and employee benefits expense of $7 million, partially offset by higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Commercial Bank segment of $11 million.
•Average loans and leases declined $1.4 billion reflecting a $1.6 billion reduction in average commercial real estate loans, partially offset by a $235 million increase in average commercial and industrial loans. The growth in average commercial and industrial loans reflected continued growth in loans to customers in the financial and insurance industry.
•Average deposits decreased $1.3 billion reflecting seasonal declines of commercial customer deposits.
Net income for the Commercial Bank segment increased $30 million in the first quarter of 2025 from $201 million in the year-earlier quarter.
•Net interest income declined $19 million reflecting a narrowing of the net interest margin on deposits of 27 basis points and a decline in average outstanding loan balances of $1.7 billion, partially offset by an expansion of the net interest margin on loans of 5 basis points.
•Noninterest income increased $22 million due to higher commercial mortgage banking revenues of $10 million. Also contributing to that increase was a $5 million rise in each of service charges on commercial deposit accounts and credit related fees.
•The provision for credit losses decreased $41 million reflecting lower net charge-offs of commercial and industrial loans.
•Noninterest expense rose $6 million reflecting higher salaries and employee benefits expense.
•Average loans and leases decreased $1.7 billion from the first quarter of 2024 reflecting a reduction in average commercial real estate loans, partially offset by higher commercial and industrial loans reflecting growth spanning most industry types.
•Average deposits grew $1.9 billion from the year-earlier quarter and reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products.

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
RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Income Statement
Net interest income	$972	$1,040	$(68)	-7%	$972	$1,071	$(99)	-9%
Noninterest income	208	204	4	2	208	197	11	5
Total revenue	1,180	1,244	(64)	-5	1,180	1,268	(88)	-7
Provision for credit losses	79	86	(7)	-7	79	68	11	16
Noninterest expense	636	684	(48)	-7	636	599	37	6
Income before taxes	465	474	(9)	-2	465	601	(136)	-23
Income taxes	118	122	(4)	-4	118	155	(37)	-24
Net income	$347	$352	$(5)	-2%	$347	$446	$(99)	-22%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$6,416	$6,433	$(17)	—%	$6,416	$6,874	$(458)	-7%
Commercial real estate	1,672	1,734	(62)	-4	1,672	1,904	(232)	-12
Residential real estate	20,570	20,480	90	—	20,570	20,843	(273)	-1
Consumer	23,536	23,225	311	1	23,536	20,387	3,149	15
Total loans and leases	$52,194	$51,872	$322	1%	$52,194	$50,008	$2,186	4%
Deposits:
Noninterest-bearing	$24,220	$24,590	$(370)	-2%	$24,220	$25,380	$(1,160)	-5%
Interest-bearing	64,720	65,661	(941)	-1	64,720	66,269	(1,549)	-2
Total deposits	$88,940	$90,251	$(1,311)	-1%	$88,940	$91,649	$(2,709)	-3%
The Retail Bank segment’s net income was $347 million in the first quarter of 2025, compared with $352 million in the fourth quarter of 2024.
•Net interest income decreased $68 million reflecting a 17 basis-point narrowing of the net interest margin on deposits and lower outstanding average balances of those deposits.
•Noninterest income increased $4 million reflecting higher residential mortgage loan sub-servicing revenues from an agreement in the recent quarter to sub-service additional residential mortgage loans totaling $51.7 billion, partially offset by a decrease in service charges on deposit accounts.
•Provision for credit losses decreased $7 million reflecting lower net charge-offs.

•Noninterest expense decreased $48 million reflecting lower centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment, personnel-related costs and other costs of operations.
•Average loans increased $322 million reflecting increases in the segment's portfolio of recreational finance loans and automobile loans.
•Lower average deposits in the recent quarter as compared with the fourth quarter of 2024 reflect customer time deposit maturities and lower noninterest-bearing deposits.
Net income for the Retail Bank segment decreased $99 million in the recent quarter from $446 million in the first quarter of 2024.
•Net interest income declined $99 million reflecting a narrowing of the net interest margin on deposits of 38 basis points, partially offset by a widening of the net interest margin on loans of 6 basis points. Lower average balances of outstanding deposits were partially offset by higher average loan balances.
•Noninterest income increased $11 million reflecting higher residential mortgage loan sub-servicing revenues and an increase in service charges on deposit accounts.
•The provision for credit losses rose $11 million reflecting higher net charge-offs of indirect consumer loans.
•Noninterest expense increased $37 million predominantly due to higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment of $35 million.
•Average loans in the recent quarter grew $2.2 billion from 2024's initial quarter, reflecting recreational finance and automobile loan growth.
•Lower average deposits in the recent quarter as compared with the first quarter of 2024 reflect the maturity of customer time deposit accounts and lower noninterest-bearing deposits.

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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Income Statement
Net interest income	$171	$183	$(12)	-6%	$171	$186	$(15)	-8%
Noninterest income	209	207	2	1	209	191	18	10
Total revenue	380	390	(10)	-2	380	377	3	1
Provision for credit losses	3	—	3	100	3	—	3	100
Noninterest expense	215	221	(6)	-2	215	205	10	5
Income before taxes	162	169	(7)	-4	162	172	(10)	-6
Income taxes	41	43	(2)	-6	41	44	(3)	-7
Net income	$121	$126	$(5)	-4%	$121	$128	$(7)	-5%
Average Balance Sheet
Loans and leases:
Commercial and industrial	$889	$771	$118	15%	$889	$783	$106	14%
Commercial real estate	31	31	—	-2	31	48	(17)	-36
Residential real estate	2,210	2,187	23	1	2,210	1,846	364	20
Consumer	799	776	23	3	799	722	77	11
Total loans and leases	$3,929	$3,765	$164	4%	$3,929	$3,399	$530	16%
Deposits:
Noninterest-bearing	$9,370	$9,390	$(20)	—%	$9,370	$9,081	$289	3%
Interest-bearing	9,197	9,017	180	2	9,197	7,168	2,029	28
Total deposits	$18,567	$18,407	$160	1%	$18,567	$16,249	$2,318	14%
The Institutional Services and Wealth Management segment’s net income decreased $5 million to $121 million in the first quarter of 2025 from $126 million in the fourth quarter of 2024.
•Net interest income declined $12 million predominantly due to a 22 basis-point narrowing of the net interest margin on deposits.
•Noninterest expense decreased $6 million reflecting a decline in centrally-allocated costs associated with data processing, risk management, and other support services provided to the Institutional Services and Wealth Management segment.
Net income for the Institutional Services and Wealth Management segment decreased $7 million in the recent quarter from $128 million in the year-earlier first quarter.
•Net interest income decreased $15 million predominantly due to an 86 basis-point narrowing of the net interest margin on deposits.
•Noninterest income increased $18 million reflecting higher sales and fund management fees from its global capital markets business and increased fee income from its Wealth Management business, reflecting comparatively favorable market performance in the recent quarter.
•Noninterest expense increased $10 million reflecting a rise in salaries and employee benefits expense and centrally-allocated costs associated with data processing, risk management, and other support services provided to the Institutional Services and Wealth Management segment.

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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2025	December 31, 2024	Amount	%	March 31, 2025	March 31, 2024	Amount	%
Income Statement
Net interest income (expense)	$23	$(55)	$78	—%	$23	$(125)	$148	—%
Noninterest income	21	61	(40)	-64	21	41	(20)	-47
Total revenue (expense)	44	6	38	—	44	(84)	128	—
Provision for credit losses	12	(19)	31	—	12	55	(43)	-77
Noninterest expense	213	96	117	123	213	247	(34)	-14
Loss before taxes	(181)	(71)	(110)	-156	(181)	(386)	205	53
Income taxes	(66)	(48)	(18)	-38	(66)	(142)	76	53
Net loss	$(115)	$(23)	$(92)	-399%	$(115)	$(244)	$129	53%
The “All Other” category recorded a net loss in the first quarter of 2025 of $115 million, compared with a net loss of $23 million in the fourth quarter of 2024.
•Net interest income increased $78 million due to the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and lower net interest expense from interest rate swap agreements entered into for interest rate risk management purposes.
•Noninterest income decreased $40 million reflecting lower distributions from M&T's investment in BLG of $23 million and a net gain on bank investment securities of $18 million in the fourth quarter of 2024 that reflected realized gains on the sale of equity investments in Fannie Mae and Freddie Mac preferred securities, partially offset by net realized losses on the sale of certain non-agency investment securities.
•Provision for credit losses increased $31 million reflecting the net impact of the allocation of provision for credit losses to reportable segments.
•Noninterest expense increased $117 million reflecting a rise in personnel-related costs of $109 million, including the impact of annual merit increases and seasonally higher stock-based compensation and employee benefits expense in the recent quarter, and increased outside data processing and software costs of $12 million.

The net loss recorded for the "All Other" category was $244 million in the first quarter of 2024.
•Net interest income increased $148 million due to the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and lower net interest expense from interest rate swap agreements entered into for interest rate risk management purposes.
•Noninterest income decreased $20 million reflecting the lack of distributions from M&T's investment in BLG in the recent quarter.
•The $43 million decrease in the provision for credit losses reflects the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense decreased $34 million reflecting an FDIC special assessment expense of $29 million recorded in the first quarter of 2024.
Recent Accounting Developments
A discussion of the Company's significant accounting policies and critical accounting estimates can be found in M&T's 2024 Annual Report. A summary of recent accounting developments is included in note 1 of Notes to Financial Statements.
Forward-Looking Statements
"Management’s Discussion and Analysis of Financial Condition and Results of Operations" and other sections of this quarterly report contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and the rules and regulations of the SEC. Any statement that does not describe historical or current facts is a forward-looking statement, including statements based on current expectations, estimates and projections about the Company’s business, and management's beliefs and assumptions.
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
While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation: economic conditions and growth rates, including inflation and market volatility; events and developments in the financial services industry, including industry conditions; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company's credit ratings; domestic or international political developments and other geopolitical events, including trade and tariff policies and international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding, common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the outcome of pending and future litigation and governmental proceedings, including tax-related examinations and other matters; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, as noted, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which the Company does business, and other factors.
The Company provides further detail regarding these risks and uncertainties in its 2024 Annual Report, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty and does not undertake to update forward-looking statements.

M&T Bank Corporation and Subsidiaries
Table 1
QUARTERLY TRENDS

	2025	2024 Quarters
(Dollars in millions, except per share)	First Quarter	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,572	$2,719	$2,798	$2,802	$2,757
Interest expense	865	979	1,059	1,071	1,065
Net interest income	1,707	1,740	1,739	1,731	1,692
Less: Provision for credit losses	130	140	120	150	200
Other income	611	657	606	584	580
Less: Other expense	1,415	1,363	1,303	1,297	1,396
Income before income taxes	773	894	922	868	676
Applicable income taxes	177	201	188	200	133
Taxable-equivalent adjustment	12	12	13	13	12
Net income	$584	$681	$721	$655	$531
Net income available to common shareholders-diluted	$547	$644	$674	$626	$505
Per common share data:
Basic earnings	3.33	3.88	4.04	3.75	3.04
Diluted earnings	3.32	3.86	4.02	3.73	3.02
Cash dividends	1.35	1.35	1.35	1.35	1.30
Average common shares outstanding:
Basic	164,209	165,838	166,671	166,951	166,460
Diluted	165,047	166,969	167,567	167,659	167,084
Performance ratios
Annualized return on:
Average assets	1.14%	1.28%	1.37%	1.24%	1.01%
Average common shareholders’ equity	8.36	9.75	10.26	9.95	8.14
Net interest margin on average earning assets (taxable-equivalent basis)	3.66	3.58	3.62	3.59	3.52
Nonaccrual loans to total loans and leases	1.14	1.25	1.42	1.50	1.71
Net operating (tangible) results (a)
Net operating income	$594	$691	$731	$665	$543
Diluted net operating income per common share	3.38	3.92	4.08	3.79	3.09
Annualized return on:
Average tangible assets	1.21%	1.35%	1.45%	1.31%	1.08%
Average tangible common shareholders’ equity	12.53	14.66	15.47	15.27	12.67
Efficiency ratio (b)	60.5	56.8	55.0	55.3	60.8
Balance sheet data
Average balances:
Total assets (c)	$208,321	$211,853	$209,581	$211,981	$211,478
Total tangible assets (c)	199,791	203,317	201,031	203,420	202,906
Earning assets	189,116	193,106	191,366	193,676	193,135
Investment securities	34,480	33,679	31,023	29,695	28,587
Loans and leases	134,844	135,723	134,751	134,588	133,796
Deposits	161,220	164,639	161,505	163,491	164,065
Borrowings	14,154	14,228	15,428	16,452	16,001
Common shareholders’ equity (c)	26,604	26,313	26,160	25,340	25,008
Tangible common shareholders’ equity (c)	18,074	17,777	17,610	16,779	16,436
At end of quarter:
Total assets (c)	210,321	208,105	211,785	208,855	215,137
Total tangible assets (c)	201,789	199,574	203,243	200,302	206,574
Earning assets	190,463	188,606	192,766	189,787	195,712
Investment securities	35,137	34,051	32,327	29,894	28,496
Loans and leases	134,574	135,581	135,920	135,002	134,973
Deposits	165,409	161,095	164,554	159,910	167,196
Borrowings	12,069	13,665	14,188	16,083	16,245
Common shareholders’ equity (c)	26,597	26,633	26,482	25,680	25,158
Tangible common shareholders’ equity (c)	18,065	18,102	17,940	17,127	16,595
Equity per common share	163.62	160.90	159.38	153.57	150.90
Tangible equity per common share	111.13	109.36	107.97	102.42	99.54
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

M&T Bank Corporation and Subsidiaries
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2025	2024 Quarters
(Dollars in millions, except per share)	First Quarter	Fourth	Third	Second	First
Income statement data
Net income
Net income	$584	$681	$721	$655	$531
Amortization of core deposit and other intangible assets (a)	10	10	10	10	12
Net operating income	$594	$691	$731	$665	$543
Earnings per common share
Diluted earnings per common share	$3.32	$3.86	$4.02	$3.73	$3.02
Amortization of core deposit and other intangible assets (a)	.06	.06	.06	.06	.07
Diluted net operating earnings per common share	$3.38	$3.92	$4.08	$3.79	$3.09
Other expense
Other expense	$1,415	$1,363	$1,303	$1,297	$1,396
Amortization of core deposit and other intangible assets	(13)	(13)	(12)	(13)	(15)
Noninterest operating expense	$1,402	$1,350	$1,291	$1,284	$1,381
Efficiency ratio
Noninterest operating expense (numerator)	$1,402	$1,350	$1,291	$1,284	$1,381
Taxable-equivalent net interest income	$1,707	$1,740	$1,739	$1,731	$1,692
Other income	611	657	606	584	580
Less: Gain (loss) on bank investment securities	—	18	(2)	(8)	2
Denominator	$2,318	$2,379	$2,347	$2,323	$2,270
Efficiency ratio	60.5%	56.8%	55.0%	55.3%	60.8%
Balance sheet data
Average assets
Average assets	$208,321	$211,853	$209,581	$211,981	$211,478
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(92)	(100)	(113)	(126)	(140)
Deferred taxes	27	29	28	30	33
Average tangible assets	$199,791	$203,317	$201,031	$203,420	$202,906
Average common equity
Average total equity	$28,998	$28,707	$28,725	$27,745	$27,019
Preferred stock	(2,394)	(2,394)	(2,565)	(2,405)	(2,011)
Average common equity	26,604	26,313	26,160	25,340	25,008
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(92)	(100)	(113)	(126)	(140)
Deferred taxes	27	29	28	30	33
Average tangible common equity	$18,074	$17,777	$17,610	$16,779	$16,436
At end of quarter
Total assets
Total assets	$210,321	$208,105	$211,785	$208,855	$215,137
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(93)	(94)	(107)	(119)	(132)
Deferred taxes	26	28	30	31	34
Total tangible assets	$201,789	$199,574	$203,243	$200,302	$206,574
Total common equity
Total equity	$28,991	$29,027	$28,876	$28,424	$27,169
Preferred stock	(2,394)	(2,394)	(2,394)	(2,744)	(2,011)
Common equity	26,597	26,633	26,482	25,680	25,158
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(93)	(94)	(107)	(119)	(132)
Deferred taxes	26	28	30	31	34
Total tangible common equity	$18,065	$18,102	$17,940	$17,127	$16,595
__________________________________________________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the discussion contained in Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2025.
(b) Changes in internal control over financial reporting. M&T regularly assesses the adequacy of its internal control over financial reporting and enhances its controls in response to internal control assessments and internal and external audit and regulatory recommendations. No changes in internal control over financial reporting have been identified during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
Refer to note 13 of Notes to Financial Statements filed herewith in Part I, Item 1, “Financial Statements” regarding legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in risk factors relating to the Company to those disclosed in response to Part I, Item 1A of M&T's 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Equity Securities
(Dollars in millions, except per share)	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (c)
January 1 - January 31, 2025	555,247	$203.03	555,000	$3,887
February 1 - February 28, 2025	1,957,571	198.33	1,954,296	3,500
March 1 - March 31, 2025	906,150	179.01	906,007	3,338
Total	3,418,968	$193.98	3,415,303
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) – (b) Not applicable.
(c) No executive officers or directors adopted, terminated or modified a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act) in the three months ended March 31, 2025. Certain of our officers or directors have made elections to participate in, and are participating in, our tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 has been formatted in Inline XBRL.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 5, 2025	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer