Form 10-Q
period 2025-06-30
M&T BANK CORP
filed 2025-08-04
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
Commission File Number 1-9861
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2025: 156,269,291 shares.

M&T Bank Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2025

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited).
M&T Bank Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(Dollars in millions, except per share)	June 30, 2025	December 31, 2024
Assets
Cash and due from banks	$2,128	$1,909
Interest-bearing deposits at banks	19,297	18,873
Trading account	93	101
Investment securities:
Available for sale (cost: $21,458 at June 30, 2025; $19,054 at December 31, 2024)	21,540	18,849
Held to maturity (fair value: $12,073 at June 30, 2025; $12,955 at December 31, 2024)	13,024	14,195
Equity and other securities (cost: $1,003 at June 30, 2025; $1,007 at December 31, 2024)	1,004	1,007
Total investment securities	35,568	34,051
Loans (a)	136,116	135,581
Allowance for loan losses	(2,197)	(2,184)
Net loans	133,919	133,397
Premises and equipment	1,646	1,705
Goodwill	8,465	8,465
Core deposit and other intangible assets	84	94
Accrued interest and other assets	10,384	9,510
Total assets	$211,584	$208,105
Liabilities
Noninterest-bearing deposits	$47,485	$46,020
Savings and interest-checking deposits	102,874	100,599
Time deposits	14,094	14,476
Total deposits	164,453	161,095
Short-term borrowings	2,071	1,060
Long-term borrowings (a)	12,380	12,605
Accrued interest and other liabilities	4,155	4,318
Total liabilities	183,059	179,078
Shareholders' equity
Preferred stock	2,394	2,394
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at June 30, 2025 and December 31, 2024	90	90
Common stock issuable, 9,556 shares at June 30, 2025; 11,642 shares at December 31, 2024	1	1
Additional paid-in capital	9,981	9,998
Retained earnings	19,870	19,079
Accumulated other comprehensive income (loss), net	215	(164)
Treasury stock — common, at cost — 22,913,989 shares at June 30, 2025; 13,922,820 shares at December 31, 2024	(4,026)	(2,371)
Total shareholders’ equity	28,525	29,027
Total liabilities and shareholders’ equity	$211,584	$208,105
__________________________________________________________________________________
(a)Loans of $2.5 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes issued to third party investors were included in Long-term borrowings and were $2.1 billion at June 30, 2025 and $1.2 billion at December 31, 2024.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2025	2024
Interest income
Loans	$2,054	$2,128	$4,060	$4,225
Investment securities	334	260	670	488
Deposits at banks	219	400	437	819
Other	2	1	2	2
Total interest income	2,609	2,789	5,169	5,534
Interest expense
Savings and interest-checking deposits	579	618	1,131	1,233
Time deposits	123	217	247	442
Short-term borrowings	37	69	69	153
Long-term borrowings	157	167	314	308
Total interest expense	896	1,071	1,761	2,136
Net interest income	1,713	1,718	3,408	3,398
Provision for credit losses	125	150	255	350
Net interest income after provision for credit losses	1,588	1,568	3,153	3,048
Other income
Mortgage banking revenues	130	106	248	210
Service charges on deposit accounts	137	127	270	251
Trust income	182	170	359	330
Brokerage services income	31	30	63	59
Trading account and other non-hedging derivative gains	12	7	21	16
Gain (loss) on bank investment securities	—	(8)	—	(6)
Other revenues from operations	191	152	333	304
Total other income	683	584	1,294	1,164
Other expense
Salaries and employee benefits	813	764	1,700	1,597
Equipment and net occupancy	130	125	262	254
Outside data processing and software	138	124	274	244
Professional and other services	86	91	170	176
FDIC assessments	22	37	45	97
Advertising and marketing	25	27	47	47
Amortization of core deposit and other intangible assets	9	13	22	28
Other costs of operations	113	116	231	250
Total other expense	1,336	1,297	2,751	2,693
Income before taxes	935	855	1,696	1,519
Income taxes	219	200	396	333
Net income	$716	$655	$1,300	$1,186
Net income available to common shareholders
Basic	$679	$626	$1,226	$1,131
Diluted	679	626	1,226	1,131
Net income per common share
Basic	4.26	3.75	7.58	6.79
Diluted	4.24	3.73	7.55	6.76
Average common shares outstanding
Basic	159,221	166,951	161,701	166,705
Diluted	160,005	167,659	162,511	167,372
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Net income	$716	$655	$1,300	$1,186
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains on investment securities	67	18	214	8
Cash flow hedges adjustments	56	22	164	(95)
Defined benefit plans liability adjustments	(1)	(2)	(3)	(3)
Other	3	—	4	(2)
Total other comprehensive income (loss)	125	38	379	(92)
Total comprehensive income	$841	$693	$1,679	$1,094
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2025	2024
Cash flows from operating activities
Net income	$1,300	$1,186
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	255	350
Depreciation and amortization of premises and equipment	164	159
Amortization of capitalized servicing rights	68	70
Amortization of core deposit and other intangible assets	22	28
Provision for deferred income taxes	(22)	(14)
Asset write-downs	6	6
Net (gain) loss on sales of assets	(35)	3
Net change in accrued interest receivable, payable	(13)	—
Net change in other accrued income and expense	53	51
Net change in loans originated for sale	(70)	11
Net change in trading account and other non-hedging derivative assets and liabilities	(249)	112
Net cash from operating activities	1,479	1,962
Cash flows from investing activities
Proceeds from sales:
Investment securities available for sale	—	58
Equity and other securities	304	223
Loans	780	531
Proceeds from maturities:
Investment securities available for sale	2,070	3,522
Investment securities held to maturity	1,161	547
Purchases:
Investment securities available for sale	(4,472)	(7,200)
Equity and other securities	(301)	(294)
Loans	(365)	—
Net change in loans	(1,194)	(1,789)
Net change in interest-bearing deposits at banks	(424)	3,277
Capital expenditures, net	(51)	(101)
Net change in loan servicing advances	(712)	153
Other, net	219	(384)
Net cash from investing activities	(2,985)	(1,457)
Cash flows from financing activities
Net change in deposits	3,357	(3,366)
Net change in short-term borrowings	1,011	(552)
Proceeds from long-term borrowings	2,786	3,357
Payments on long-term borrowings	(3,165)	(162)
Proceeds from issuance of Series J preferred stock	—	733
Purchases of treasury stock	(1,725)	—
Dividends paid — common	(438)	(446)
Dividends paid — preferred	(71)	(58)
Other, net	(30)	36
Net cash from financing activities	1,725	(458)
Net change in cash, cash equivalents and restricted cash	219	47
Cash, cash equivalents and restricted cash at beginning of period	1,909	1,731
Cash, cash equivalents and restricted cash at end of period	$2,128	$1,778
Supplemental disclosure of cash flow information
Interest received during the period	$5,239	$5,547
Interest paid during the period	1,744	2,115
Income taxes paid during the period	150	106
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	11	23
Additions to right-of-use assets under operating leases	57	43
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended June 30, 2025
Balance — April 1, 2025	$2,394	$90	$1	$9,968	$19,405	$90	$(2,957)	$28,991
Total comprehensive income	—	—	—	—	716	125	—	841
Preferred stock cash dividends	—	—	—	—	(35)	—	—	(35)
Purchases of treasury stock	—	—	—	—	—	—	(1,080)	(1,080)
Stock-based compensation transactions, net	—	—	—	13	(2)	—	11	22
Common stock cash dividends — $1.35 per share	—	—	—	—	(214)	—	—	(214)
Balance — June 30, 2025	$2,394	$90	$1	$9,981	$19,870	$215	$(4,026)	$28,525

Six Months Ended June 30, 2025
Balance — January 1, 2025	$2,394	$90	$1	$9,998	$19,079	$(164)	$(2,371)	$29,027
Total comprehensive income	—	—	—	—	1,300	379	—	1,679
Preferred stock cash dividends	—	—	—	—	(71)	—	—	(71)
Purchases of treasury stock	—	—	—	—	—	—	(1,742)	(1,742)
Stock-based compensation transactions, net	—	—	—	(17)	(2)	—	87	68
Common stock cash dividends — $2.70 per share	—	—	—	—	(436)	—	—	(436)
Balance — June 30, 2025	$2,394	$90	$1	$9,981	$19,870	$215	$(4,026)	$28,525

Three Months Ended June 30, 2024
Balance — April 1, 2024	$2,011	$90	$1	$9,976	$17,812	$(589)	$(2,132)	$27,169
Total comprehensive income	—	—	—	—	655	38	—	693
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Preferred stock cash dividends	—	—	—	—	(27)	—	—	(27)
Stock-based compensation transactions, net	—	—	—	—	(1)	—	85	84
Common stock cash dividends — $1.35 per share	—	—	—	—	(228)	—	—	(228)
Balance — June 30, 2024	$2,744	$90	$1	$9,976	$18,211	$(551)	$(2,047)	$28,424

Six Months Ended June 30, 2024
Balance — January 1, 2024	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957
Total comprehensive income	—	—	—	—	1,186	(92)	—	1,094
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Preferred stock cash dividends	—	—	—	—	(52)	—	—	(52)
Stock-based compensation transactions, net	—	—	—	(44)	(1)	—	183	138
Common stock cash dividends — $2.65 per share	—	—	—	—	(446)	—	—	(446)
Balance — June 30, 2024	$2,744	$90	$1	$9,976	$18,211	$(551)	$(2,047)	$28,424
See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)
1. Significant accounting policies

The consolidated interim financial statements of the Company were compiled in accordance with GAAP using the accounting policies set forth in note 1 of Notes to Financial Statements included in M&T's 2024 Annual Report. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. Standards applicable to M&T but not yet adopted at June 30, 2025 primarily address enhanced disclosure requirements for income taxes and the disaggregated income statement presentation of certain expenses and are not expected to have a material impact to the Company's consolidated financial statements.
2. Divestiture
In May 2025 the Company sold Wilmington Trust SP Services Inc., a subsidiary that specialized in institutional services, to a third party. The transaction resulted in a gain of $10 million that has been included in Other revenues from operations in the Company's Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2025. The revenues and expenses of that subsidiary were not material to the Company's consolidated results of operations for each of the three-month and six-month periods ended June 30, 2025 and 2024.

3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
June 30, 2025
Investment securities available for sale:
U.S. Treasury	$7,804	$39	$6	$7,837
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,708	63	4	4,767
Residential	8,943	76	86	8,933
Other	3	—	—	3
	21,458	178	96	21,540
Investment securities held to maturity:
U.S. Treasury	443	—	8	435
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,019	—	94	1,925
Residential	8,301	2	760	7,543
Privately issued	34	11	—	45
State and political subdivisions	2,226	—	102	2,124
Other	1	—	—	1
	13,024	13	964	12,073
Total debt securities	$34,482	$191	$1,060	$33,613
Equity and other securities:
Readily marketable equity — at fair value	$273	$3	$2	$274
Other — at cost	730	—	—	730
Total equity and other securities	$1,003	$3	$2	$1,004

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$7,945	$13	$27	$7,931
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,739	8	45	3,702
Residential	7,368	13	167	7,214
Other	2	—	—	2
	19,054	34	239	18,849
Investment securities held to maturity:
U.S. Treasury	1,015	—	14	1,001
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,034	—	157	1,877
Residential	8,773	—	961	7,812
Privately issued	37	9	—	46
State and political subdivisions	2,335	—	117	2,218
Other	1	—	—	1
	14,195	9	1,249	12,955
Total debt securities	$33,249	$43	$1,488	$31,804
Equity and other securities:
Readily marketable equity — at fair value	$235	$3	$3	$235
Other — at cost	772	—	—	772
Total equity and other securities	$1,007	$3	$3	$1,007
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $190 million and $176 million at June 30, 2025 and December 31, 2024, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.

3. Investment securities, continued
Each of gross realized gains and gross realized losses from sales of investment securities for the three-month and six-month periods ended June 30, 2025 and 2024 were not material. Unrealized gains or losses on equity securities are included in Gain (loss) on bank investment securities in the Company's Consolidated Statement of Income. A summary of debt investment securities that as of June 30, 2025 and December 31, 2024 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2025
Investment securities available for sale:
U.S. Treasury	$523	$1	$1,119	$5
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	624	4	—	—
Residential	693	6	1,457	80
Other	1	—	1	—
	1,841	11	2,577	85
Investment securities held to maturity:
U.S. Treasury	50	—	385	8
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,925	94
Residential	649	4	6,591	756
State and political subdivisions	35	—	2,000	102
	734	4	10,901	960
Total	$2,575	$15	$13,478	$1,045

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$1,971	$9	$2,554	$18
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,566	45	64	—
Residential	4,429	53	1,623	114
Other	—	—	2	—
	8,966	107	4,243	132
Investment securities held to maturity:
U.S. Treasury	50	—	951	14
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,877	157
Residential	996	19	6,811	942
State and political subdivisions	39	1	2,131	116
	1,085	20	11,770	1,229
Total	$10,051	$127	$16,013	$1,361

3. Investment securities, continued
The Company owned 3,427 individual debt securities with aggregate gross unrealized losses of $1.1 billion at June 30, 2025. Based on a review of each of the securities in the investment securities portfolio at June 30, 2025, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2025, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At June 30, 2025, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $730 million of cost method equity securities.
The Company estimated no material allowance for credit losses for its investment securities classified as held to maturity at June 30, 2025 or December 31, 2024.
At June 30, 2025, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$2,895	$2,900
Due after one year through five years	4,912	4,940
Due after five years through ten years	—	—
Due after ten years	—	—
	7,807	7,840
Mortgage-backed securities	13,651	13,700
	$21,458	$21,540
Debt securities held to maturity:
Due in one year or less	$82	$82
Due after one year through five years	641	631
Due after five years through ten years	1,399	1,360
Due after ten years	548	487
	2,670	2,560
Mortgage-backed securities	10,354	9,513
	$13,024	$12,073
At June 30, 2025 and December 31, 2024, investment securities with carrying values of $5.8 billion (including $82 million related to repurchase transactions) and $6.2 billion (including $71 million related to repurchase transactions), respectively, were pledged to secure outstanding borrowings, lines of credit and governmental deposits.

4. Loans and allowance for loan losses
A summary of current, past due and nonaccrual loans as of June 30, 2025 and December 31, 2024 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
June 30, 2025
Commercial and industrial	$60,632	$219	$22	$787	$61,660
Real estate:
Commercial (c)	19,447	321	11	376	20,155
Residential builder and developer (d)	150	—	—	1	151
Other commercial construction	4,199	35	4	23	4,261
Residential (e)	22,796	606	450	265	24,117
Consumer:
Home equity lines and loans	4,530	29	—	75	4,634
Recreational finance	13,555	86	—	25	13,666
Automobile	5,199	52	—	9	5,260
Other	2,171	20	9	12	2,212
Total	$132,679	$1,368	$496	$1,573	$136,116

December 31, 2024
Commercial and industrial	$60,374	$399	$12	$696	$61,481
Real estate:
Commercial (c)	20,054	255	3	468	20,780
Residential builder and developer	830	3	—	2	835
Other commercial construction	5,018	65	—	66	5,149
Residential (e)	21,853	719	315	279	23,166
Consumer:
Home equity lines and loans	4,482	29	—	81	4,592
Recreational finance	12,429	104	—	31	12,564
Automobile	4,724	58	—	12	4,794
Other	2,134	23	8	55	2,220
Total	$131,898	$1,655	$338	$1,690	$135,581
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $301 million and $277 million at June 30, 2025 and December 31, 2024, respectively.
(b)Balances exclude accrued interest receivable of $617 million and $628 million at June 30, 2025 and December 31, 2024, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(c)Commercial real estate loans held for sale were $361 million at June 30, 2025 and $310 million at December 31, 2024.
(d)In June 2025, the Company sold $661 million of residential builder and developer loans and recognized a gain on sale of $15 million, which is included in Other revenues from operations in the Consolidated Statement of Income. Residential builder and developer loans held for sale were $24 million at June 30, 2025.
(e)One-to-four family residential mortgage loans held for sale were $222 million at June 30, 2025 and $211 million at December 31, 2024.
The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $30 million and $35 million at June 30, 2025 and December 31, 2024, respectively. There were $194 million and $173 million at June 30, 2025 and December 31, 2024, respectively, of loans secured by residential real estate that were in the process of foreclosure. At June 30, 2025, approximately 46% of those residential real estate loans in the process of foreclosure were government guaranteed.

4. Loans and allowance for loan losses, continued
At June 30, 2025, approximately $20.9 billion of commercial and industrial loans, $13.6 billion of commercial real estate loans, $19.0 billion of one-to-four family residential real estate loans, $2.8 billion of home equity loans and lines of credit and $13.2 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2024, approximately $20.7 billion of commercial and industrial loans, $14.6 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $13.1 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. As further described in notes 5 and 12, loans totaling $2.5 billion and $1.5 billion at June 30, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements.
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. The following table summarizes the loan grades applied at June 30, 2025 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month and six-month periods ended June 30, 2025 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Commercial and industrial:
Pass	$4,712	$7,842	$5,186	$5,022	$2,719	$5,746	$26,527	$100	$57,854
Criticized accrual	56	239	473	391	170	485	1,169	36	3,019
Criticized nonaccrual	1	26	84	88	38	254	279	17	787
Total commercial and industrial	$4,769	$8,107	$5,743	$5,501	$2,927	$6,485	$27,975	$153	$61,660
Gross charge-offs three months ended June 30, 2025	$4	$5	$11	$4	$2	$4	$27	$—	$57
Gross charge-offs six months ended June 30, 2025	$4	$8	$19	$13	$4	$9	$50	$—	$107
Real estate:
Commercial:
Pass	$1,382	$383	$1,543	$1,510	$1,234	$10,332	$460	$—	$16,844
Criticized accrual	—	37	385	433	221	1,853	6	—	2,935
Criticized nonaccrual	—	—	1	49	20	306	—	—	376
Total commercial real estate	$1,382	$420	$1,929	$1,992	$1,475	$12,491	$466	$—	$20,155
Gross charge-offs three months ended June 30, 2025	$—	$—	$—	$4	$—	$18	$—	$—	$22
Gross charge-offs six months ended June 30, 2025	$—	$—	$—	$4	$—	$40	$—	$—	$44
Residential builder and developer:
Pass	$26	$—	$6	$26	$2	$9	$68	$—	$137
Criticized accrual	—	—	—	13	—	—	—	—	13
Criticized nonaccrual	—	—	—	—	—	1	—	—	1
Total residential builder and developer	$26	$—	$6	$39	$2	$10	$68	$—	$151
Gross charge-offs three months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs six months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$43	$186	$1,379	$845	$149	$380	$50	$—	$3,032
Criticized accrual	—	3	108	637	144	308	6	—	1,206
Criticized nonaccrual	—	—	—	11	2	10	—	—	23
Total other commercial construction	$43	$189	$1,487	$1,493	$295	$698	$56	$—	$4,261
Gross charge-offs three months ended June 30, 2025	$—	$—	$—	$3	$—	$—	$—	$—	$3
Gross charge-offs six months ended June 30, 2025	$—	$—	$—	$3	$—	$—	$—	$—	$3

4. Loans and allowance for loan losses, continued
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at June 30, 2025 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month and six-month periods ended June 30, 2025 by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Residential real estate:
Current	$1,802	$1,976	$1,273	$4,333	$3,610	$9,681	$121	$—	$22,796
30-89 days past due	4	9	13	100	70	410	—	—	606
Accruing loans past due 90 days or more	—	3	10	63	107	267	—	—	450
Nonaccrual	—	4	6	38	17	199	1	—	265
Total residential real estate	$1,806	$1,992	$1,302	$4,534	$3,804	$10,557	$122	$—	$24,117
Gross charge-offs three months ended June 30, 2025	$—	$—	$—	$1	$—	$—	$—	$—	$1
Gross charge-offs six months ended June 30, 2025	$—	$—	$—	$1	$—	$2	$—	$—	$3
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$1	$84	$3,155	$1,290	$4,530
30-89 days past due	—	—	—	—	—	1	—	28	29
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	1	72	75
Total home equity lines and loans	$—	$—	$—	$—	$1	$87	$3,156	$1,390	$4,634
Gross charge-offs three months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$1	$1
Gross charge-offs six months ended June 30, 2025	$—	$—	$—	$—	$—	$—	$—	$2	$2
Recreational finance:
Current	$2,459	$3,462	$1,953	$1,855	$1,494	$2,332	$—	$—	$13,555
30-89 days past due	2	16	15	15	13	25	—	—	86
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	4	5	4	4	7	—	—	25
Total recreational finance	$2,462	$3,482	$1,973	$1,874	$1,511	$2,364	$—	$—	$13,666
Gross charge-offs three months ended June 30, 2025	$1	$6	$6	$6	$5	$9	$—	$—	$33
Gross charge-offs six months ended June 30, 2025	$1	$11	$14	$13	$12	$22	$—	$—	$73
Automobile:
Current	$1,116	$2,056	$709	$628	$493	$197	$—	$—	$5,199
30-89 days past due	3	13	12	11	8	5	—	—	52
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	2	2	2	1	1	—	—	9
Total automobile	$1,120	$2,071	$723	$641	$502	$203	$—	$—	$5,260
Gross charge-offs three months ended June 30, 2025	$—	$4	$2	$3	$1	$1	$—	$—	$11
Gross charge-offs six months ended June 30, 2025	$—	$7	$5	$6	$3	$2	$—	$—	$23
Other:
Current	$204	$199	$119	$75	$56	$27	$1,490	$1	$2,171
30-89 days past due	2	2	2	1	—	—	12	1	20
Accruing loans past due 90 days or more	—	—	—	—	—	—	9	—	9
Nonaccrual	2	1	1	—	—	—	8	—	12
Total other	$208	$202	$122	$76	$56	$27	$1,519	$2	$2,212
Gross charge-offs three months ended June 30, 2025	$6	$2	$2	$1	$—	$—	$17	$—	$28
Gross charge-offs six months ended June 30, 2025	$7	$8	$5	$2	$1	$1	$37	$—	$61
Total loans at June 30, 2025	$11,816	$16,463	$13,285	$16,150	$10,573	$32,922	$33,362	$1,545	$136,116
Total gross charge-offs for the three months ended June 30, 2025	$11	$17	$21	$22	$8	$32	$44	$1	$156
Total gross charge-offs for the six months ended June 30, 2025	$12	$34	$43	$42	$20	$76	$87	$2	$316

4. Loans and allowance for loan losses, continued
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

4. Loans and allowance for loan losses, continued
A summary of loans in accrual and nonaccrual status at December 31, 2024 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2024	2023	2022	2021	2020	Prior
Residential real estate:
Current	$2,264	$1,354	$4,394	$3,488	$2,376	$7,874	$103	$—	$21,853
30-89 days past due	12	9	111	77	38	472	—	—	719
Accruing loans past due 90 days or more	1	7	39	47	20	201	—	—	315
Nonaccrual	—	2	27	16	5	226	3	—	279
Total residential real estate	$2,277	$1,372	$4,571	$3,628	$2,439	$8,773	$106	$—	$23,166
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$2	$2	$91	$3,085	$1,302	$4,482
30-89 days past due	—	—	—	—	—	2	—	27	29
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	—	79	81
Total home equity lines and loans	$—	$—	$—	$2	$2	$95	$3,085	$1,408	$4,592
Recreational finance:
Current	$3,918	$2,203	$2,044	$1,661	$1,100	$1,503	$—	$—	$12,429
30-89 days past due	13	18	15	20	15	23	—	—	104
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	3	6	6	5	4	7	—	—	31
Total recreational finance	$3,934	$2,227	$2,065	$1,686	$1,119	$1,533	$—	$—	$12,564
Automobile:
Current	$2,264	$775	$740	$632	$220	$93	$—	$—	$4,724
30-89 days past due	11	13	13	12	5	4	—	—	58
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	2	3	2	1	2	—	—	12
Total automobile	$2,277	$790	$756	$646	$226	$99	$—	$—	$4,794
Other:
Current	$259	$152	$102	$71	$16	$18	$1,515	$1	$2,134
30-89 days past due	4	2	1	1	—	—	14	1	23
Accruing loans past due 90 days or more	—	—	—	—	—	—	8	—	8
Nonaccrual	2	1	1	—	—	—	51	—	55
Total other	$265	$155	$104	$72	$16	$18	$1,588	$2	$2,220
Total loans at December 31, 2024	$19,234	$15,083	$17,786	$11,704	$8,328	$28,783	$33,120	$1,543	$135,581

4. Loans and allowance for loan losses, continued
Allowance for loan losses
For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolio by loan type. Changes in the allowance for loan losses and the reserve for unfunded credit commitments for the three-month and six-month periods ended June 30, 2025 and 2024 were as follows:

	Allowance for Loan Losses
	Commercial and Industrial	Real Estate				Reserve for Unfunded Credit Commitments (a)
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended June 30, 2025
Beginning balance	$762	$610	$105	$723	$2,200	$60
Provision for credit losses	69	(43)	5	74	105	20
Net charge-offs:
Charge-offs	(57)	(25)	(1)	(73)	(156)	—
Recoveries	19	2	1	26	48	—
Net charge-offs	(38)	(23)	—	(47)	(108)	—
Ending balance	$793	$544	$110	$750	$2,197	$80

Three Months Ended June 30, 2024
Beginning balance	$684	$754	$118	$635	$2,191	$60
Provision for credit losses	176	(70)	(8)	52	150	—
Net charge-offs:
Charge-offs	(78)	(43)	(2)	(57)	(180)	—
Recoveries	8	17	2	16	43	—
Net charge-offs	(70)	(26)	—	(41)	(137)	—
Ending balance	$790	$658	$110	$646	$2,204	$60

Six Months Ended June 30, 2025
Beginning balance	$769	$599	$108	$708	$2,184	$60
Provision for credit losses	91	(13)	2	155	235	20
Net charge-offs:
Charge-offs	(107)	(47)	(3)	(159)	(316)	—
Recoveries	40	5	3	46	94	—
Net charge-offs	(67)	(42)	—	(113)	(222)	—
Ending balance	$793	$544	$110	$750	$2,197	$80

Six Months Ended June 30, 2024
Beginning balance	$620	$764	$116	$629	$2,129	$60
Provision for credit losses	313	(61)	(6)	104	350	—
Net charge-offs:
Charge-offs	(156)	(68)	(3)	(116)	(343)	—
Recoveries	13	23	3	29	68	—
Net charge-offs	(143)	(45)	—	(87)	(275)	—
Ending balance	$790	$658	$110	$646	$2,204	$60
__________________________________________________________________________________
(a)Further information about unfunded credit commitments is included in note 14.

4. Loans and allowance for loan losses, continued
Despite the allocation in the preceding tables, the allowance for loan losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for loan losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of June 30, 2025 and December 31, 2024, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
The Company also estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes. The amounts of specific loss components in the Company’s loan portfolios are determined through a loan-by-loan analysis of larger balance commercial and industrial loans and commercial real estate loans that are in nonaccrual status. Such loss estimates are typically based on expected future cash flows, collateral values and other factors that may impact the borrower’s ability to pay. To the extent that those loans are collateral-dependent, they are evaluated based on the fair value of the loan’s collateral as estimated at or near the financial statement date. As the quality of a loan deteriorates to the point of designating the loan as “criticized nonaccrual,” the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan, the characteristics of the collateral or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value. For non-real estate loans, collateral is assigned a discounted estimated liquidation value and, depending on the nature of the collateral, is verified through field exams or other procedures. In assessing collateral, real estate and non-real estate values are reduced by an estimate of selling costs.
For residential real estate loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of estimating losses in determining the allowance for loan losses, the Company gives consideration to the required repayment of any first lien positions related to collateral property. Other consumer loans are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral.
Changes in the amount of the allowance for loan losses reflect the outcome of the procedures described herein, including the impact of changes in macroeconomic forecasts as compared with previous forecasts, as well as the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that might influence the loss estimation process.

4. Loans and allowance for loan losses, continued
Information with respect to loans that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2025 and 2024 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
(Dollars in millions)	June 30, 2025			March 31, 2025	January 1, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commercial and industrial	$663	$124	$787	$662	$696	$6	$12
Real estate:
Commercial	289	87	376	394	468	10	17
Residential builder and developer	1	—	1	1	2	—	—
Other commercial construction	23	—	23	28	66	—	—
Residential	115	150	265	284	279	4	7
Consumer:
Home equity lines and loans	34	41	75	78	81	2	4
Recreational finance	15	10	25	26	31	—	—
Automobile	7	2	9	11	12	—	—
Other	5	7	12	56	55	—	—
Total	$1,152	$421	$1,573	$1,540	$1,690	$22	$40
	June 30, 2024			March 31, 2024	January 1, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Commercial and industrial	$494	$311	$805	$864	$670	$7	$9
Real estate:
Commercial	315	392	707	855	869	20	26
Residential builder and developer	2	—	2	3	3	—	—
Other commercial construction	13	64	77	141	171	3	3
Residential	115	145	260	255	270	3	7
Consumer:
Home equity lines and loans	37	42	79	87	81	1	2
Recreational finance	15	10	25	30	36	—	—
Automobile	7	4	11	13	14	—	—
Other	58	—	58	54	52	—	—
Total	$1,056	$968	$2,024	$2,302	$2,166	$34	$47

4. Loans and allowance for loan losses, continued
Loan modifications
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and six-month periods ended June 30, 2025 and 2024:

	Amortized Cost
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended June 30, 2025
Commercial and industrial	$68	$16	$3	$87	.14%
Real estate:
Commercial	266	53	—	319	1.58
Residential builder and developer	—	—	—	—	—
Other commercial construction	12	—	—	12	.27
Residential	37	1	6	44	.18
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	10	—	—	10	.44
Total	$393	$70	$9	$472	.35%

Six Months Ended June 30, 2025
Commercial and industrial	$130	$17	$76	$223	.36%
Real estate:
Commercial	399	53	—	452	2.24
Residential builder and developer	—	—	—	—	—
Other commercial construction	214	—	—	214	5.03
Residential	71	4	12	87	.36
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	10	—	—	10	.44
Total	$824	$74	$88	$986	.73%
__________________________________________________________________________________
(a)Predominantly payment deferrals.
(b)Predominantly term extensions combined with payment deferrals or interest rate reductions.
(c)Includes approximately $36 million and $70 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2025, respectively.
(d)Excludes unfunded commitments to extend credit totaling $10 million and $18 million for the three-month and six-month periods ended June 30, 2025, respectively.

4. Loans and allowance for loan losses, continued

	Amortized Cost
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended June 30, 2024
Commercial and industrial	$51	$13	$—	$64	.11%
Real estate:
Commercial	168	—	—	168	.74
Residential builder and developer	26	—	—	26	2.49
Other commercial construction	125	—	—	125	2.18
Residential	53	4	1	58	.25
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$423	$17	$1	$441	.33%

Six Months Ended June 30, 2024
Commercial and industrial	$152	$57	$—	$209	.35%
Real estate:
Commercial	373	—	4	377	1.66
Residential builder and developer	27	—	—	27	2.62
Other commercial construction	197	—	—	197	3.44
Residential	95	8	2	105	.46
Consumer:
Home equity lines and loans	—	—	1	1	.03
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$844	$65	$7	$916	.68%
__________________________________________________________________________________
(a)Predominantly payment deferrals or interest rate reductions.
(b)Predominantly term extensions combined with interest rate reductions.
(c)Includes approximately $47 million and $88 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2024, respectively.
(d)Excludes unfunded commitments to extend credit totaling $1 million and $27 million for the three-month and six-month periods ended June 30, 2024, respectively.
The financial effects of the modifications for the three-month and six-month periods ended June 30, 2025 include an increase in the weighted-average remaining term for commercial and industrial loans of 0.6 years and 0.8 years, respectively, for commercial real estate loans, inclusive of residential builder and development loans and other commercial construction loans, of 0.8 years for each period, and for residential real estate loans of 9.2 years and 9.7 years, respectively.
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

4. Loans and allowance for loan losses, continued
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for loan losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial loans and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at June 30, 2025 and 2024, of loans that were modified during the twelve-month periods ended June 30, 2025 and 2024.

	Payment Status (Amortized Cost) (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (b)	Total
Twelve Months Ended June 30, 2025
Commercial and industrial	$281	$7	$63	$351
Real estate:
Commercial	598	54	1	653
Residential builder and developer	—	—	—	—
Other commercial construction	279	—	5	284
Residential (c)	77	48	41	166
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	10	—	—	10
Total	$1,247	$109	$110	$1,466

Twelve Months Ended June 30, 2024
Commercial and industrial	$294	$15	$3	$312
Real estate:
Commercial	545	42	14	601
Residential builder and developer	28	—	—	28
Other commercial construction	344	2	—	346
Residential (c)	110	54	29	193
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,323	$113	$46	$1,482
__________________________________________________________________________________
(a) At the respective period end.
(b) Loan modifications predominantly comprised of term extensions or term extensions combined with payment deferrals.
(c) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $40 million and $45 million and as past due 90 days or more of $35 million and $27 million at June 30, 2025 and 2024, respectively.

5. Borrowings

The following table summarizes the Company's short-term and long-term borrowings at June 30, 2025 and December 31, 2024.

(Dollars in millions)	June 30, 2025	December 31, 2024
Short-term borrowings
Repurchase agreements	$71	$60
Advances from FHLB	2,000	1,000
Total short-term borrowings	$2,071	$1,060

Long-term borrowings
Senior notes — M&T	$5,594	$4,710
Senior notes — M&T Bank	3,744	3,745
Advances from FHLB	4	2,004
Subordinated notes — M&T Bank	485	474
Junior subordinated debentures — M&T (a)	402	433
Asset-backed notes (a)	2,141	1,229
Other	10	10
Total long-term borrowings	$12,380	$12,605
__________________________________________________________________________________
(a) Further information about Junior Subordinated Debentures and asset-backed note financing transactions is provided in note 12.
In June 2025, M&T issued $750 million of senior notes that mature in July 2031 and pay a 5.179% fixed rate semi-annually until July 2030 after which SOFR plus 1.40% will be paid quarterly until maturity. Also in June 2025, M&T Bank issued $750 million of senior notes that mature in July 2028 and pay a 4.762% fixed rate semi-annually until July 2027 after which SOFR plus 0.95% will be paid quarterly until maturity. In July 2025, M&T issued $750 million of subordinated notes that mature in July 2035 and pay a 5.40% fixed rate semi-annually until July 2030 after which, unless redeemed by M&T at that time, the fixed rate will reset to the U.S. Treasury rate for a five year maturity plus 1.43% until maturity.
M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $18.1 billion and $24.7 billion, respectively, at June 30, 2025. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

6. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of June 30, 2025 and December 31, 2024 is presented below:

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference Per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
									Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2025	December 31, 2024					June 30, 2025	December 31, 2024	2025	2024	2025	2024
Series E (a)	—	—	$1,000	—	—	—%	$—	$—	$—	$22.95	$—	$39.075
Series F (b)	50,000	50,000	10,000	10/28/2016	11/1/2026	5.125	500	500	128.125	128.125	256.25	256.25
Series G (c)	40,000	40,000	10,000	7/30/2019	8/1/2024	7.304	400	400	182.60	125.00	365.20	250.00
Series H (d)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	0.3516	0.3516	0.7031	0.7031
Series I (e)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	87.50	87.50	175.00	175.00
Series J (f)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	187.50	—	375.00	—
Total	10,215,000	10,215,000					$2,394	$2,394
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

7. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At June 30, 2025 and December 31, 2024, the Company had $71 million and $72 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are included in Accrued interest and other assets in the Company's Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At June 30, 2025 and December 31, 2024, the Company had deferred revenue of $52 million and $57 million, respectively, related to the sources in the accompanying tables included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet. The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2025 and 2024 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended June 30, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$43	$94	$—	$137
Trust income	1	—	181	182
Brokerage services income	2	—	29	31
Other revenues from operations:
Merchant discount and credit card interchange fees	19	27	—	46
Other	11	8	2	21
	$76	$129	$212	$417

Three Months Ended June 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40	$87	$—	$127
Trust income	1	—	169	170
Brokerage services income	1	—	29	30
Other revenues from operations:
Merchant discount and credit card interchange fees	19	24	—	43
Other	7	8	3	18
	$68	$119	$201	$388

7. Revenue from contracts with customers, continued

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Six Months Ended June 30, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$88	$182	$—	$270
Trust income	2	—	357	359
Brokerage services income	3	—	60	63
Other revenues from operations:
Merchant discount and credit card interchange fees	35	48	—	83
Other	20	15	4	39
	$148	$245	$421	$814

Six Months Ended June 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$80	$171	$—	$251
Trust income	2	—	328	330
Brokerage services income	3	—	56	59
Other revenues from operations:
Merchant discount and credit card interchange fees	36	44	—	80
Other	15	15	5	35
	$136	$230	$389	$755

8. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$2	$3	$1	$1
Interest cost on projected benefit obligation	27	29	—	—
Expected return on plan assets	(47)	(50)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial gain	—	(1)	(1)	—
Net periodic benefit	$(18)	$(19)	$(1)	$—

	Pension Benefits		Other Postretirement Benefits
	Six Months Ended June 30,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$4	$5	$1	$1
Interest cost on projected benefit obligation	54	58	1	1
Expected return on plan assets	(93)	(101)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial gain	(1)	(1)	(2)	(1)
Net periodic benefit	$(36)	$(39)	$(1)	$—
Service cost is included in Salaries and employee benefits and the other components of net periodic benefit cost are included in Other costs of operations in the Company's Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $40 million at each of the three months ended June 30, 2025 and 2024, and $90 million and $85 million for the six months ended June 30, 2025 and 2024, respectively.

9. Earnings per common share
The computations of basic earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2025	2024
Income available to common shareholders:
Net income	$716	$655	$1,300	$1,186
Less: Preferred stock dividends	(35)	(27)	(71)	(52)
Net income available to common equity	681	628	1,229	1,134
Less: Income attributable to unvested stock-based compensation awards	(2)	(2)	(3)	(3)
Net income available to common shareholders	$679	$626	$1,226	$1,131
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	159,559	167,282	162,025	167,010
Less: Unvested stock-based compensation awards	(338)	(331)	(324)	(305)
Weighted-average shares outstanding	159,221	166,951	161,701	166,705

Basic earnings per common share	$4.26	$3.75	$7.58	$6.79
The computations of diluted earnings per common share follow:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2025	2024
Net income available to common equity	$681	$628	$1,229	$1,134
Less: Income attributable to unvested stock-based compensation awards	(2)	(2)	(3)	(3)
Net income available to common shareholders	$679	$626	$1,226	$1,131
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	159,559	167,282	162,025	167,010
Less: Unvested stock-based compensation awards	(338)	(331)	(324)	(305)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	784	708	810	667
Adjusted weighted-average shares outstanding	160,005	167,659	162,511	167,372

Diluted earnings per common share	$4.24	$3.73	$7.55	$6.76
Stock-based compensation awards to purchase common stock of M&T representing common shares of 174,988 and 160,306 during the three-month and six-month periods ended June 30, 2025, respectively, and common shares of 1,213,284 and 1,270,737 during the three-month and six-month periods ended June 30, 2024, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

10. Comprehensive income

The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2025	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	287	—	—	—	287		(73)	214
Unrealized gains on cash flow hedges	—	134	—	—	134		(34)	100
Other	—	—	—	5	5		(1)	4
Total other comprehensive income (loss) before reclassifications	287	134	—	5	426		(108)	318
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	86	—	—	86	(a)	(22)	64
Amortization of prior service credit	—	—	(1)	—	(1)	(b)	—	(1)
Amortization of actuarial gains	—	—	(3)	—	(3)	(b)	1	(2)
Total other comprehensive income (loss)	287	220	(4)	5	508		(129)	379
Balance — June 30, 2025	$82	$85	$127	$(5)	$289		$(74)	$215

Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(1)	—	—	—	(1)		—	(1)
Unrealized losses on cash flow hedges	—	(313)	—	—	(313)		78	(235)
Other	—	—	—	(2)	(2)		—	(2)
Total other comprehensive income (loss) before reclassifications	(1)	(313)	—	(2)	(316)		78	(238)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net losses realized in net income	13	—	—	—	13		(4)	9
Net yield adjustment from cash flow hedges currently in effect	—	186	—	—	186	(a)	(46)	140
Amortization of prior service credit	—	—	(1)	—	(1)	(b)	—	(1)
Amortization of actuarial gains	—	—	(2)	—	(2)	(b)	—	(2)
Total other comprehensive income (loss)	12	(127)	(3)	(2)	(120)		28	(92)
Balance — June 30, 2024	$(239)	$(330)	$(158)	$(9)	$(736)		$185	$(551)
__________________________________________________________________________________
(a)Included in Interest income in the Company's Consolidated Statement of Income.
(b)Included in Other costs of operations in the Company's Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — December 31, 2024	$(153)	$(101)	$98	$(8)	$(164)
Net gain (loss) during period	214	164	(3)	4	379
Balance — June 30, 2025	$61	$63	$95	$(4)	$215

11. Derivative financial instruments
As part of managing interest rate risk, the Company enters into interest rate swap agreements to modify the repricing characteristics of certain portions of the Company’s portfolios of earning assets and interest-bearing liabilities. The Company designates interest rate swap agreements utilized in the management of interest rate risk as either fair value hedges or cash flow hedges. Interest rate swap agreements are generally entered into with counterparties that meet established credit standards and most contain master netting, collateral and/or settlement provisions protecting the at-risk party. Based on adherence to the Company’s credit standards and the presence of the netting, collateral or settlement provisions, the Company believes that the credit risk inherent in these contracts was not material as of June 30, 2025.
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by the type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Estimated Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
June 30, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$6,100	5.3	3.56%	4.46%	$13
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	26,650	1.6	3.59	4.32	11
Total	$32,750	2.3			$24
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (f)	$5,350	5.9	3.55%	4.71%	$(2)
Fixed rate investment securities available for sale (c)	15	0.1	4.84	4.36	—
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (g)	30,819	1.6	3.41	4.47	1
Total	$36,184	2.2			$(1)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $20 million and $153 million at June 30, 2025 and December 31, 2024, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of gains of $74 million and of losses of $136 million at June 30, 2025 and December 31, 2024, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.
(d)Includes notional amount and terms of $2.8 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(e)Includes notional amount and terms of $11.5 billion of forward-starting interest rate swap agreements that become effective in 2025, 2026 and 2027.
(f)Includes notional amount and terms of $3.4 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(g)Includes notional amount and terms of $10.0 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of such activities were not material in each of the three and six months ended June 30, 2025 and 2024. Such changes are included in Mortgage banking revenues in the Company's Consolidated Statement of Income and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $42.7 billion and $40.5 billion at June 30, 2025 and December 31, 2024, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $1.7 billion and $1.6 billion at June 30, 2025 and December 31, 2024, respectively.

11. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$24	$2	$—	$3
Commitments to sell real estate loans	3	4	4	—
	27	6	4	3
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	17	4	25	32
Commitments to sell real estate loans	27	39	7	—
	44	43	32	32
Other:
Interest rate contracts (b)	168	185	493	769
Foreign exchange and other option and futures contracts	26	21	25	18
	194	206	518	787
Total derivatives	$265	$255	$554	$822
__________________________________________________________________________________
(a)Asset derivatives are included in Accrued interest and other assets and liability derivatives are included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.
(b)The impact of variation margin payments at June 30, 2025 and December 31, 2024 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $440 million and $686 million, respectively, and in a liability position of $32 million and $15 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30,
	2025		2024
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$54	$(55)	$(18)	$18
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$7		$3
Foreign exchange and other option and futures contracts (b)	2		4
Total	$9		$7

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30,
	2025		2024
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$147	$(147)	$(78)	$78
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$12		$6
Foreign exchange and other option and futures contracts (b)	6		8
Total	$18		$14
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

11. Derivative financial instruments, continued

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$6,079	$5,184	$(8)	$(155)
Investment securities available for sale		381		—
The net effect of interest rate swap agreements was to decrease net interest income by $44 million and $106 million during the three-month and six-month periods ended June 30, 2025, respectively, and to decrease net interest income by $113 million and $213 million during the three-month and six-month periods ended June 30, 2024, respectively. The amount of interest income recognized in the Company's Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $33 million and $99 million for the three months ended June 30, 2025 and 2024, respectively, and a decrease of $86 million and $186 million for the six-month periods ended June 30, 2025 and 2024, respectively. As of June 30, 2025, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $85 million, of which losses of $1 million and $5 million and gains of $60 million and $31 million relate to interest rate swap agreements maturing in 2025, 2026, 2027 and 2028, respectively.
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
The Company primarily clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $247 million and $257 million at June 30, 2025 and December 31, 2024, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, and the related collateral posted, was not material at each of June 30, 2025 and December 31, 2024. Certain of the Company's derivative financial instruments contain provisions that require the Company to maintain specific credit ratings from credit rating agencies to avoid higher collateral posting requirements. If the Company’s debt ratings were to fall below specified ratings, the counterparties of the derivative financial instruments could demand immediate incremental collateralization on those instruments in a net liability position. The aggregate fair value of all derivative financial instruments with such credit risk-related contingent features in a net liability position at June 30, 2025 was not material.
The aggregate fair value of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements was $72 million and $157 million at June 30, 2025 and December 31, 2024, respectively. Counterparties posted collateral relating to those positions of $76 million and $157 million at June 30, 2025 and December 31, 2024, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.

12. Variable interest entities and asset securitizations
The Company’s securitization activities include securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. Additionally, M&T Bank and its subsidiaries have issued asset-backed notes secured by either equipment finance loans and leases or by automobile loans. Those loans and leases were sold into special purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in those securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. Assets held in each special purpose trust may only be used to settle the respective obligations of the asset-backed notes issued by that trust and the holders of the asset-backed notes have no recourse to the Company. The outstanding balances of those asset-backed notes issued to third party investors are included in Long-term borrowings in the Company's Consolidated Balance Sheet. Information about the asset-backed notes issued to investors and the respective special purpose trust at June 30, 2025 and December 31, 2024 are included in the following table.

(Dollars in millions)		June 30, 2025				December 31, 2024
Issue Date	Collateral Type	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors	Weighted-Average Life	Weighted-Average Rate	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors
August 2023	Equipment finance loans and leases	$324	$214	0.8	5.74%	$416	$297
March 2024	Automobile loans	314	302	1.3	5.28	383	371
August 2024	Equipment finance loans and leases	588	478	1.3	4.88	691	561
February 2025	Automobile loans	641	627	1.7	4.76	—	—
May 2025	Equipment finance loans and leases	636	520	2.0	4.74	—	—
			$2,141				$1,229

M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2025 and December 31, 2024, the Company included the Junior Subordinated Debentures as Long-term borrowings in the Company's Consolidated Balance Sheet and included $16 million and $17 million, respectively, in Accrued interest and other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.7 billion and $10.5 billion at June 30, 2025 and December 31, 2024, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. The Company’s investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to Income taxes in the Company's Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the

12. Variable interest entities and asset securitizations, continued
Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

(Dollars in millions)	June 30, 2025	December 31, 2024
Affordable housing projects:
Carrying amount (a)	$1,527	$1,384
Amount of future funding commitments included in carrying amount (b)	596	467
Contingent commitments	83	69
Renewable energy:
Carrying amount (a)	104	135
Amount of future funding commitments included in carrying amount (b)	101	46
Other:
Carrying amount (a)	35	37
Amount of future funding commitments included in carrying amount	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $10 million (net of $45 million of investment amortization) and $8 million (net of $45 million of investment amortization) for the three months ended June 30, 2025 and 2024, respectively, and $20 million (net of $89 million of investment amortization) and $15 million (net of $88 million of investment amortization) for the six months ended June 30, 2025 and 2024, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Company's Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at June 30, 2025 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $6 million and $12 million for the three-month and six-month periods ended June 30, 2025, respectively, and $9 million and $20 million for the three-month and six-month periods ended June 30, 2024, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of June 30, 2025 was $2.1 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

13. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at June 30, 2025.
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
When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. A description of the valuation methodologies used for the Company's assets and liabilities that are measured at estimated fair value on a recurring basis and on a nonrecurring basis is included in note 19 of Notes to Financial Statements in M&T's 2024 Annual Report.

13. Fair value measurements, continued
The following tables present assets and liabilities at June 30, 2025 and December 31, 2024 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
June 30, 2025
Trading account	$93	$93	$—	$—
Investment securities available for sale:
U.S. Treasury	7,837	—	7,837	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,767	—	4,767	—
Residential	8,933	—	8,933	—
Other	3	—	3	—
	21,540	—	21,540	—
Equity securities	274	274	—	—
Real estate loans held for sale	583	—	583	—
Other assets (b)	265	—	260	5
Total assets	$22,755	$367	$22,383	$5
Other liabilities (b)	$554	$—	$554	$—
Total liabilities	$554	$—	$554	$—

December 31, 2024
Trading account	$101	$101	$—	$—
Investment securities available for sale:
U.S. Treasury	7,931	—	7,931	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,702	—	3,702	—
Residential	7,214	—	7,214	—
Other	2	—	2	—
	18,849	—	18,849	—
Equity securities	235	235	—	—
Real estate loans held for sale	521	—	521	—
Other assets (b)	255	—	251	4
Total assets	$19,961	$336	$19,621	$4
Other liabilities (b)	$822	$—	$790	$32
Total liabilities	$822	$—	$790	$32
__________________________________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of certain commitments to originate real estate loans held for sale included weighted-average commitment expirations of 30% at June 30, 2025 and 6% at December 31, 2024. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
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
Loans
Loans subject to nonrecurring fair value measurement were $644 million at June 30, 2025 ($166 million and $478 million of which were classified as Level 2 and Level 3, respectively), $847 million at December 31, 2024 ($187 million and $660 million of which were classified as Level 2 and Level 3, respectively) and $1.0 billion at June 30, 2024 ($248 million and $783 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2025 were decreases of $115 million and $157 million for the three-month and six-month periods ended June 30, 2025, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on June 30, 2024 were decreases of $93 million and $221 million for the three-month and six-month periods ended June 30, 2024, respectively.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of June 30, 2025, December 31, 2024 and June 30, 2024. Changes in fair value recognized during the three-month and six-month periods ended June 30, 2025 and 2024 for foreclosed assets held by the Company were not material.
Capitalized servicing rights
Capitalized servicing rights related to mortgage loans required no valuation allowance at each of June 30, 2025, December 31, 2024 and June 30, 2024.
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Company's Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2025
Financial assets:
Cash and cash equivalents	$2,128	$2,128	$1,985	$143	$—
Interest-bearing deposits at banks	19,297	19,297	—	19,297	—
Investment securities held to maturity	13,024	12,073	—	12,028	45
Loans, net	133,919	133,683	—	6,811	126,872
Financial liabilities:
Time deposits	14,094	14,055	—	14,055	—
Short-term borrowings	2,071	2,071	—	2,071	—
Long-term borrowings	12,380	12,552	—	12,552	—

December 31, 2024
Financial assets:
Cash and cash equivalents	1,909	1,909	1,749	160	—
Interest-bearing deposits at banks	18,873	18,873	—	18,873	—
Investment securities held to maturity	14,195	12,955	—	12,909	46
Loans, net	133,397	131,334	—	6,806	124,528
Financial liabilities:
Time deposits	14,476	14,463	—	14,463	—
Short-term borrowings	1,060	1,060	—	1,060	—
Long-term borrowings	12,605	12,754	—	12,754	—

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
14. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company's significant credit-related commitments. Certain of these commitments are not included in the Company's Consolidated Balance Sheet.

(Dollars in millions)	June 30, 2025	December 31, 2024
Commitments to extend credit:
Commercial and industrial	$34,303	$31,521
Commercial real estate loans to be sold	659	479
Other commercial real estate	2,004	2,697
Residential real estate loans to be sold	248	190
Other residential real estate	423	517
Home equity lines of credit	7,927	7,933
Credit cards	6,357	6,087
Other	278	244
Standby letters of credit	2,305	2,260
Commercial letters of credit	40	58
Financial guarantees and indemnification contracts	4,503	4,335
Commitments to sell real estate loans	1,424	1,142
Commitments to extend credit are agreements to lend to customers and generally have fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.6 billion and $12.7 billion at June 30, 2025 and December 31, 2024, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

14. Commitments and contingencies, continued
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.3 billion and $4.2 billion at June 30, 2025 and December 31, 2024, respectively.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. As disclosed in note 4, the Company maintains a reserve for unfunded credit commitments, which is included in Accrued interest and other liabilities in its Consolidated Balance Sheet, for estimated credit losses related to such contracts.
The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are accounted for as derivatives and along with commitments to originate real estate loans to be held for sale are recorded in the Company's Consolidated Balance Sheet at estimated fair market value.
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2025, the Company's estimated obligation to loan purchasers was not material to the Company’s consolidated financial position.
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. To the extent pending or threatened litigation could result in exposure in excess of that liability, the amount of such excess is not currently estimable. Although not considered probable, the range of reasonably possible losses for such matters in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at June 30, 2025. Although the Company does not believe that the outcome of pending legal matters will be material to the Company’s consolidated financial position, it cannot rule out the possibility that such outcomes will be material to the consolidated results of operations for a particular reporting period in the future.
At June 30, 2025 and December 31, 2024, the Company's remaining liability related to the FDIC special assessment was $108 million and $157 million, respectively. Such amounts are classified as Accrued interest and other liabilities in the Company's Consolidated Balance Sheet. The FDIC has indicated that the amount of the special assessment may be adjusted in the future as its loss estimates change.

15. Segment information
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
Information about the Company's reportable segments follows:

	Three Months Ended June 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total (c)
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (a)	$531	$553	$988	$1,090	$166	$194	$28	$(119)	$1,713	$1,718
Noninterest income	205	164	234	204	225	207	19	9	683	584
Total revenue	736	717	1,222	1,294	391	401	47	(110)	2,396	2,302
Provision for credit losses	60	77	71	60	2	3	(8)	10	125	150
Salaries and employee benefits	150	154	201	191	107	103	355	316	813	764
Depreciation and amortization	11	10	60	63	2	3	51	51	124	127
Other direct expenses	73	68	95	93	26	23	205	222	399	406
Indirect expense (b)	129	127	292	252	82	74	(503)	(453)	—	—
Income (loss) before taxes	313	281	503	635	172	195	(53)	(256)	935	855
Income tax expense (benefit)	82	76	128	163	44	51	(35)	(90)	219	200
Net income (loss)	$231	$205	$375	$472	$128	$144	$(18)	$(166)	$716	$655
Average total assets	$78,497	$81,198	$55,995	$52,950	$4,272	$3,668	$71,497	$74,165	$210,261	$211,981

15. Segment information, continued

	Six Months Ended June 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total (c)
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (a)	$1,060	$1,101	$1,960	$2,161	$337	$380	$51	$(244)	$3,408	$3,398
Noninterest income	378	315	442	401	434	398	40	50	1,294	1,164
Total revenue	1,438	1,416	2,402	2,562	771	778	91	(194)	4,702	4,562
Provision for credit losses	96	154	150	128	5	3	4	65	255	350
Salaries and employee benefits	301	300	397	381	213	203	789	713	1,700	1,597
Depreciation and amortization	21	19	122	128	4	5	107	105	254	257
Other direct expenses	140	134	194	193	52	51	411	461	797	839
Indirect expense (b)	252	251	571	496	163	149	(986)	(896)	—	—
Income (loss) before taxes	628	558	968	1,236	334	367	(234)	(642)	1,696	1,519
Income tax expense (benefit)	166	152	246	318	85	95	(101)	(232)	396	333
Net income (loss)	$462	$406	$722	$918	$249	$272	$(133)	$(410)	$1,300	$1,186
Average total assets	$78,927	$81,140	$55,193	$52,591	$4,187	$3,652	$70,989	$74,346	$209,296	$211,729
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company's internal funds transfer and pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $9 million and $13 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $21 million and $25 million for the six-month periods ended June 30, 2025 and 2024, respectively, and is eliminated in "All Other" total revenues.
(b)Indirect expense represents centrally-allocated costs associated with data processing, risk management and other support services provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
(c)Intersegment revenues and expenses were not material for the three-month and six-month periods ended June 30, 2025 and 2024.
16. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2025 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Company's Consolidated Statement of Income. That income totaled $25 million for the six-month period ended June 30, 2024. No distributions were received from BLG for the three-month and six-month periods ended June 30, 2025 or the three-month period ended June 30, 2024.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $939 million at June 30, 2025 and $1.0 billion at December 31, 2024. Revenues from those servicing rights were $1 million in each of the three-month periods ended June 30, 2025 and 2024, and $2 million and $3 million in the six-month periods ended June 30, 2025 and 2024, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $157.6 billion and $111.5 billion at June 30, 2025 and December 31, 2024, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $55 million and $31 million for the three-month periods ended June 30, 2025 and 2024, respectively, and $95 million and $63 million for the six-month periods ended June 30, 2025 and 2024, respectively.
The Company also held $34 million and $37 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2025 and December 31, 2024, respectively, that were securitized by Bayview Financial. The Company had various lending commitments to Bayview Financial totaling $1.0 billion at June 30, 2025, with $666 million and $404 million of outstanding balances at June 30, 2025 and December 31, 2024, respectively. Bayview Financial also maintained $3.5 billion and $2.2 billion of deposit balances at the Company at June 30, 2025 and December 31, 2024, respectively, inclusive of deposits related to loan servicing relationships.

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
Financial Overview
The Company's results of operations in the second quarter of 2025 as compared with the first quarter of 2025 reflected higher taxable-equivalent net interest income and a rise in noninterest income, including favorable residential mortgage banking activities and gains on the sales of an out-of-footprint loan portfolio and a subsidiary that specialized in institutional services. The results of operations for each of the first quarters of 2025 and 2024 included seasonal salaries and employee benefits expense of $110 million and $99 million, respectively. The first six months of 2024 results included a $25 million distribution from M&T's investment in BLG and $34 million of FDIC special assessment expense. A summary of financial results for the Company is provided below:
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Net interest income	$1,713	$1,695	$18	1%	$3,408	$3,398	$10	—%
Taxable-equivalent adjustment (a)	9	12	(3)	-30	21	25	(4)	-18
Net interest income (taxable-equivalent basis) (a)	1,722	1,707	15	1	3,429	3,423	6	—
Provision for credit losses	125	130	(5)	-4	255	350	(95)	-27
Other income	683	611	72	12	1,294	1,164	130	11
Other expense	1,336	1,415	(79)	-6	2,751	2,693	58	2
Net income	716	584	132	23	1,300	1,186	114	10
Per common share data:
Basic earnings	4.26	3.33	.93	28	7.58	6.79	.79	12
Diluted earnings	4.24	3.32	.92	28	7.55	6.76	.79	12
Performance ratios, annualized
Return on:
Average assets	1.37%	1.14%			1.25%	1.13%
Average common shareholders’ equity	10.39	8.36			9.37	9.05
Net interest margin	3.62	3.66			3.64	3.56
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
The increase in net income in the recent quarter as compared with the first quarter of 2025 resulted from the following:
•Net interest income on a taxable-equivalent basis increased $15 million in the recent quarter reflecting one more calendar day of earnings and a comparatively favorable impact from interest rate swap agreements used for hedging purposes, partially offset by $20 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United in 2022. Reflecting those factors the net interest margin narrowed 4 basis points.
•Noninterest income increased $72 million reflecting higher residential mortgage banking revenues and an increase in other revenues from operations, including gains on the sales of an out-of-footprint loan portfolio of $15 million and a subsidiary that specialized in institutional services of $10 million.
•Noninterest expense decreased $79 million reflecting seasonal salaries and employee benefits expense in the first quarter of 2025.

The increase in net income in the six months ended June 30, 2025 as compared with the same 2024 period reflected the following:
•Net interest income on a taxable-equivalent basis increased $6 million reflecting a widening of the net interest margin by 8 basis points as an increase in the Company's net interest spread was partially offset by a decline in contribution from net interest-free funds.
•The provision for credit losses declined $95 million mainly reflecting improved levels of criticized loans.
•Noninterest income increased $130 million reflecting higher mortgage banking revenues, trust income, service charges on deposit accounts and other revenues from operations.
•Noninterest expense rose $58 million reflecting higher levels of salaries and employee benefits expense and outside data processing and software costs, partially offset by lower FDIC assessments, including $34 million of FDIC special assessment expense in the first half of 2024, and lower other costs of operations.
The Company's effective income tax rates were 23.4% and 23.2% for the second and first quarters of 2025, respectively, and 23.3% and 21.9% for the six months ended June 30, 2025 and 2024, respectively. The first half of 2024 income tax expense reflected a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United.
Under approved capital plans and programs authorized by the Board of Directors, M&T repurchased 6,073,957 shares of its common stock during the recent quarter at a total cost of $1.1 billion, compared with 3,415,303 shares at a total cost of $662 million in the first quarter of 2025. No share repurchases occurred in the first half of 2024.
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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Net operating income	$724	$594	$130	22%	$1,318	$1,208	$110	9%
Diluted net operating earnings per share	4.28	3.38	.90	27	7.66	6.89	.77	11
Annualized return on:
Average tangible assets	1.44%	1.21%			1.32%	1.20%
Average tangible common equity	15.54	12.53			14.03	13.99
Efficiency ratio	55.2	60.5			57.8	58.0
Tangible equity per common share (a)	$112.48	$111.13	$1.35	1%	$112.48	$102.42	$10.06	10%
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
Taxable-equivalent net interest income was $1.72 billion in the second quarter of 2025, compared with $1.71 billion in the first quarter of 2025. That increase reflects an additional calendar day of earnings and a comparatively favorable impact of interest rate swap agreements used for hedging purposes in the recent quarter, partially offset by $20 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United. The net interest margin, or taxable-equivalent net interest income expressed as an annualized percentage of average earning assets, was 3.62% in the recent quarter, down from 3.66% in the first quarter of 2025.
Taxable-equivalent net interest income in the first six months of 2025 was $3.43 billion, compared with $3.42 billion in the corresponding 2024 period. That increase reflects an 8 basis-point widening of the net interest margin driven by a decrease of 55 basis points in the cost of interest-bearing liabilities, partially offset by a 27 basis-point decline in the yield received on earning assets. Contributing to the decrease in yields received on earning assets and rates paid on interest-bearing liabilities in the first half of 2025 as compared with the first half of 2024 was a reduction by the FOMC of its federal funds target interest rate by a total of 1.00% in the last four months of 2024. Partially offsetting the decline in yields received on earning assets was an increase in the yields received on investment securities from the deployment of liquidity into fixed rate investment securities from early 2024 through June 2025 that yielded higher rates than maturing investment securities. The Company continues to adjust its funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile. The Company's average balance sheets accompanied by the annualized taxable-equivalent interest income and expense and the average rate on the Company's earning assets and interest-bearing liabilities are presented as follows.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	June 30, 2025			March 31, 2025
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$61,036	$974	6.40%	$61,056	$958	6.36%
Commercial real estate	25,333	404	6.31	26,259	405	6.16
Residential real estate	23,684	268	4.52	23,176	257	4.44
Consumer	25,354	415	6.57	24,353	394	6.57
Total loans	135,407	2,061	6.11	134,844	2,014	6.06
Interest-bearing deposits at banks	19,698	219	4.47	19,695	218	4.48
Trading account	95	2	3.46	97	—	3.42
Investment securities (b):
U.S. Treasury	8,409	84	3.98	8,634	81	3.82
Mortgage-backed securities (c)	23,583	240	4.08	22,453	223	3.97
State and political subdivisions (d)	2,274	(2)	-.37	2,313	21	3.64
Other	1,069	14	5.10	1,080	15	5.71
Total investment securities	35,335	336	3.81	34,480	340	4.00
Total earning assets	190,535	2,618	5.51	189,116	2,572	5.52
Goodwill	8,465			8,465
Core deposit and other intangible assets	89			92
Other assets	11,172			10,648
Total assets	$210,261			$208,321
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$103,963	$579	2.24%	$101,564	$552	2.20%
Time deposits	14,290	123	3.45	14,220	124	3.54
Total interest-bearing deposits	118,253	702	2.38	115,784	676	2.37
Short-term borrowings	3,327	37	4.49	2,869	32	4.52
Long-term borrowings	10,936	157	5.72	11,285	157	5.65
Total interest-bearing liabilities	132,516	896	2.71	129,938	865	2.70
Noninterest-bearing deposits	45,153			45,436
Other liabilities	3,926			3,949
Total liabilities	181,595			179,323
Shareholders’ equity	28,666			28,998
Total liabilities and shareholders’ equity	$210,261			$208,321
Net interest spread			2.80			2.82
Contribution of interest-free funds			.82			.84
Net interest income/margin on earning assets		$1,722	3.62%		$1,707	3.66%

Memo:
Total deposits	$163,406	$702	1.72%	$161,220	$676	1.70%
Total brokered deposits	10,489	105	3.99	10,768	107	4.05
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.
(d)The yield on state and political subdivision investment securities for the three-month period ended June 30, 2025 reflects $20 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$61,046	$1,932	6.38%	$57,486	$2,005	7.01%
Commercial real estate	25,794	809	6.24	32,077	1,032	6.37
Residential real estate	23,431	525	4.48	23,071	496	4.30
Consumer	24,856	809	6.57	21,558	705	6.58
Total loans	135,127	4,075	6.08	134,192	4,238	6.35
Interest-bearing deposits at banks	19,697	437	4.48	29,971	819	5.50
Trading account	96	2	3.44	102	2	3.45
Investment securities (b):
U.S. Treasury	8,521	165	3.90	9,090	139	3.08
Mortgage-backed securities (c)	23,021	463	4.02	16,168	274	3.39
State and political subdivisions (d)	2,293	19	1.64	2,466	46	3.79
Other	1,074	29	5.41	1,417	41	5.85
Total investment securities	34,909	676	3.90	29,141	500	3.46
Total earning assets	189,829	5,190	5.51	193,406	5,559	5.78
Goodwill	8,465			8,465
Core deposit and other intangible assets	90			133
Other assets	10,912			9,725
Total assets	$209,296			$211,729
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$102,770	$1,131	2.22%	$95,411	$1,233	2.60%
Time deposits	14,255	247	3.50	20,192	442	4.41
Total interest-bearing deposits	117,025	1,378	2.38	115,603	1,675	2.91
Short-term borrowings	3,100	69	4.51	5,595	153	5.51
Long-term borrowings	11,109	314	5.69	10,631	308	5.82
Total interest-bearing liabilities	131,234	1,761	2.71	131,829	2,136	3.26
Noninterest-bearing deposits	45,294			48,175
Other liabilities	3,937			4,343
Total liabilities	180,465			184,347
Shareholders’ equity	28,831			27,382
Total liabilities and shareholders’ equity	$209,296			$211,729
Net interest spread			2.80			2.52
Contribution of interest-free funds			.84			1.04
Net interest income/margin on earning assets		$3,429	3.64%		$3,423	3.56%

Memo:
Total deposits	$162,319	$1,378	1.71%	$163,778	$1,675	2.06%
Total brokered deposits	10,628	212	4.02	12,621	308	4.90
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.
(d)The yield on state and political subdivision investment securities for the six-month period ended June 30, 2025 reflects $18 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United.

Lending activities
The Company's lending activities reflect a portfolio composition shift as the Company executed various strategies to reduce its relative concentration of commercial real estate loans throughout 2024. The following table summarizes changes in the components of average loans.
AVERAGE LOANS

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	Percentage Change	June 30, 2025	June 30, 2024	Percentage Change
Commercial and industrial	$61,036	$61,056	—%	$61,046	$57,486	6%
Commercial real estate	25,333	26,259	-4	25,794	32,077	-20
Residential real estate	23,684	23,176	2	23,431	23,071	2
Consumer:
Home equity lines and loans	4,598	4,565	1	4,582	4,578	—
Recreational finance	13,295	12,684	5	12,991	10,628	22
Automobile	5,225	4,896	7	5,061	4,286	18
Other	2,236	2,208	1	2,222	2,066	8
Total consumer	25,354	24,353	4	24,856	21,558	15
Total	$135,407	$134,844	—%	$135,127	$134,192	1%
Average loans totaled $135.4 billion in the second quarter of 2025, up $563 million from the first quarter of 2025.
•Average commercial and industrial loans were $61.0 billion in the recent quarter, relatively unchanged from the first quarter of 2025.
•Commercial real estate loans averaged $25.3 billion in the second quarter of 2025, down $926 million from the first quarter of 2025, reflecting decreases of $247 million and $679 million of average permanent and construction commercial real estate loans, respectively. Contributing to the decline were payoffs and the sale of $661 million of out-of-footprint residential builder and developer loans.
•Average residential real estate loans increased $508 million in the recent quarter as compared with the first quarter of 2025, reflecting a higher retention of originated residential mortgage loans and purchases.
•Average consumer loans in the second quarter of 2025 increased $1.0 billion from the first quarter of 2025 to $25.4 billion reflecting higher average balances of recreational finance loans and automobile loans of $611 million and $329 million, respectively.
In the first six months of 2025, average loans increased $935 million or 1% from the corresponding 2024 period.
•Average commercial and industrial loans increased $3.6 billion reflecting growth that spanned most industry types and included growth in loans to customers in the financial and insurance industry. Borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses, including fund banking companies and mortgage warehouse lending businesses.
•Average commercial real estate loans decreased $6.3 billion in the six months ended June 30, 2025 from the first half of 2024 reflecting decreases of $4.6 billion and $1.7 billion of average permanent and construction commercial real estate loans, respectively.
•Average consumer loans in the first half of 2025 increased $3.3 billion from the first half of 2024. The higher average balances of consumer loans reflect recreational finance and automobile loan growth of $2.4 billion and $775 million, respectively.

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
AVERAGE INVESTMENT SECURITIES

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	Percentage Change	June 30, 2025	June 30, 2024	Percentage Change
Investment securities available for sale:
U.S. Treasury	$7,966	$7,995	—%	$7,980	$8,083	-1%
Mortgage-backed securities (a)	13,079	11,704	12	12,395	4,553	172
Other debt securities	3	3	-9	3	165	-98
Total available for sale	21,048	19,702	7	20,378	12,801	59
Investment securities held to maturity:
U.S. Treasury	443	639	-31	541	1,007	-46
Mortgage-backed securities (a)	10,504	10,749	-2	10,626	11,615	-9
State and political subdivisions	2,274	2,313	-2	2,293	2,466	-7
Other debt securities	1	1	-3	1	1	-14
Total held to maturity	13,222	13,702	-4	13,461	15,089	-11
Equity and other securities	1,065	1,076	-1	1,070	1,251	-14
Total investment securities	$35,335	$34,480	2%	$34,909	$29,141	20%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.
The investment securities portfolio averaged $35.3 billion in the second quarter of 2025, up $855 million from the first quarter of 2025. That increase reflects the deployment of liquidity into primarily fixed rate investment securities, including purchases of fixed rate agency mortgage-backed securities and U.S. Treasury securities of $1.2 billion and $638 million, respectively, in the recent quarter, into the Company's available-for-sale investment securities portfolio. In the first six months of 2025 and 2024, investment securities averaged $34.9 billion and $29.1 billion, respectively. The Company purchased fixed rate agency mortgage-backed securities and U.S. Treasury securities of $8.5 billion and $3.1 billion, respectively, since June 30, 2024. As a result of the elevated interest rate environment throughout much of 2024 and the maturities of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased to 4.50% at June 30, 2025 and 4.42% at March 31, 2025, compared with 3.83% at June 30, 2024. The weighted-average duration of the available-for-sale investment securities portfolio was 2.6 years at June 30, 2025, compared with 2.5 years and 2.1 years at March 31, 2025 and June 30, 2024, respectively. There were no significant sales of investment securities during the three and six months ended June 30, 2025. In 2024, the Company sold $181 million of non-agency investment securities from its available-for-sale portfolio and its remaining equity investments in Fannie Mae and Freddie Mac preferred securities. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. In light of such reviews, there were no credit-related losses on debt investment securities recognized in each of the six months ended June 30, 2025 and June 30, 2024. A further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.

Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $19.8 billion in each of the three-month periods ended June 30, 2025 and March 31, 2025, and $19.8 billion in the six months ended June 30, 2025, compared with $30.1 billion in the six months ended June 30, 2024. The amounts of other earning assets at those respective dates were primarily comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits, brokered deposits and additions to or maturities of investment securities or borrowings.
Funding activities - deposits
The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 79% and 78% of average earning assets for the quarters ended June 30, 2025 and March 31, 2025, respectively, and 78% and 76% for the six months ended June 30, 2025 and 2024, respectively. The Company also includes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.
AVERAGE DEPOSITS

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	Percentage Change	June 30, 2025	June 30, 2024	Percentage Change
Noninterest-bearing deposits	$45,153	$45,436	-1%	$45,294	$48,175	-6%
Savings and interest-checking deposits	94,042	91,573	3	92,814	87,300	6
Time deposits of $250,000 or less	10,669	10,489	2	10,579	12,196	-13
Total core deposits	149,864	147,498	2	148,687	147,671	1

Time deposits greater than $250,000	3,053	2,954	3	3,004	3,486	-14
Brokered savings and interest-checking deposits	9,921	9,991	-1	9,956	8,111	23
Brokered time deposits	568	777	-27	672	4,510	-85
Total deposits	$163,406	$161,220	1%	$162,319	$163,778	-1%
Total deposits averaged $163.4 billion in the recent quarter, up from $161.2 billion in the first quarter of 2025.
•Average core deposits increased $2.4 billion from the first quarter of 2025 reflecting higher average savings and interest-checking deposits and customer time deposits.
•The decrease in average brokered deposits from the first quarter of 2025 reflected maturities of brokered time deposits.
In the first six months of 2025, total average deposits decreased $1.5 billion from the corresponding 2024 period.
•Average core deposits grew $1.0 billion due to higher average balances of savings and interest-checking deposits reflecting growth and a shift in customer funds from noninterest-bearing accounts to interest-bearing products. Lower average balances of core time deposits in the first half of 2025 reflected comparatively lower rates paid on those products.
•Average brokered deposits declined $2.0 billion as compared with the first half of 2024. Average brokered time deposits decreased $3.8 billion in the first half of 2025, reflecting maturities. The Company's brokered savings and interest-bearing transaction accounts increased to $10.0 billion in the six months ended June 30, 2025 from $8.1 billion in the similar 2024 period, reflecting changes in the Company's wholesale funding strategy.

The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended June 30, 2025 and March 31, 2025 and the six months ended June 30, 2025 and 2024.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended June 30, 2025
Noninterest-bearing deposits	$11,337	$24,449	$8,868	$499	$45,153
Savings and interest-checking deposits	34,310	52,836	10,268	6,549	103,963
Time deposits	348	13,329	43	570	14,290
Total	$45,995	$90,614	$19,179	$7,618	$163,406

Three Months Ended March 31, 2025
Noninterest-bearing deposits	$11,304	$24,220	$9,370	$542	$45,436
Savings and interest-checking deposits	33,808	51,685	9,157	6,914	101,564
Time deposits	365	13,035	40	780	14,220
Total	$45,477	$88,940	$18,567	$8,236	$161,220

Six Months Ended June 30, 2025
Noninterest-bearing deposits	$11,320	$24,335	$9,118	$521	$45,294
Savings and interest-checking deposits	34,061	52,264	9,715	6,730	102,770
Time deposits	357	13,182	41	675	14,255
Total	$45,738	$89,781	$18,874	$7,926	$162,319

Six Months Ended June 30, 2024
Noninterest-bearing deposits	$12,991	$25,265	$9,211	$708	$48,175
Savings and interest-checking deposits	29,862	51,464	7,513	6,572	95,411
Time deposits	389	15,248	40	4,515	20,192
Total	$43,242	$91,977	$16,764	$11,795	$163,778

Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2025	March 31, 2025	June 30, 2025	June 30, 2024
Short-term borrowings:
Federal funds purchased and repurchase agreements	$199	$86	$143	$299
FHLB advances	3,128	2,783	2,957	5,296
Total short-term borrowings	3,327	2,869	3,100	5,595

Long-term borrowings:
Senior notes	8,066	8,135	8,100	6,753
FHLB advances	4	671	335	1,664
Subordinated notes	500	500	500	976
Junior subordinated debentures	402	410	406	541
Asset-backed notes	1,954	1,559	1,758	687
Other	10	10	10	10
Total long-term borrowings	10,936	11,285	11,109	10,631
Total borrowings	$14,263	$14,154	$14,209	$16,226
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings in the second quarter of 2025 as compared with the first quarter of 2025 were modestly higher. The lower levels of average short-term borrowings for the six months ended June 30, 2025 as compared with the similar 2024 period reflect the Company's management of liquidity, including reductions in short-term wholesale funding sources.
The levels of long-term borrowings reflect the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described in Part I, Item 1, "Resolution Planning and Resolution-Related Requirements" of M&T's 2024 Annual Report. The following table provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings for the three-month and six-month periods ended June 30, 2025.
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Issuances (a):
Senior notes of M&T	$750	$750
Senior notes of M&T Bank	750	750
Asset-backed notes	550	1,296
Maturities/Redemptions (b):
FHLB advances	—	2,000
Senior notes of M&T Bank	—	750
Junior subordinated debentures of M&T associated with Preferred Capital Securities	—	34
__________________________________________________________________________________
(a)At par value.
(b)Excludes paydowns of asset-backed notes.
Additional information regarding borrowings is provided in notes 5 and 12 of Notes to Financial Statements.

Net interest margin
Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. Net interest spread, or the difference between the yield on earning assets and the rate paid on interest-bearing liabilities, was 2.80% in the recent quarter, down from 2.82% in the first quarter of 2025. The decrease in the net interest spread reflects an increase in the rates paid on the Company's interest-bearing liabilities and a decline in the yield on earning assets. The yield on earning assets declined 1 basis point in the second quarter of 2025 to 5.51%, reflecting lower taxable-equivalent interest income on investment securities resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United. That decrease was partially offset by a rise in yields received on average loans. The rate paid on interest-bearing liabilities was 2.71%, up 1 basis point from the first quarter of 2025. Increases in the rates paid on the Company's average non-brokered interest-bearing deposits and average borrowings were partially offset by a reduction in the cost of brokered deposits. For the first six months of 2025 and 2024, net interest spread was 2.80% and 2.52%, respectively. Reductions to the rates paid on interest-bearing liabilities outpaced lower yields received on earning assets. Contributing to those decreases in the first half of 2025 as compared with the corresponding 2024 period was a reduction by the FOMC of its federal funds target interest rate by a total of 1.00% in the last four months of 2024.
Net interest-free funds consist largely of noninterest-bearing demand deposits and other liabilities and shareholders’ equity, partially offset by bank owned life insurance and non-earning assets, including goodwill and core deposit and other intangible assets. Net interest-free funds averaged $58.0 billion in the second quarter of 2025, down from $59.2 billion in the first quarter of 2025. Net interest-free funds averaged $58.6 billion and $61.6 billion for the six months ended June 30, 2025 and 2024, respectively. Noninterest-bearing deposits averaged $45.2 billion and $45.4 billion in the second and first quarters of 2025, respectively, and $45.3 billion and $48.2 billion in the first half of 2025 and 2024, respectively. The decline in average noninterest-bearing deposits in the first six months of 2025 as compared with the similar 2024 period reflects a shift in deposits to interest-bearing accounts in an elevated interest rate environment. The contribution of net interest-free funds to net interest margin was .82% in the second quarter of 2025, compared with .84% in the first quarter of 2025. For the first six months of 2025 and 2024, the contribution of net interest-free funds was .84% and 1.04%, respectively. The decreased contribution of net interest-free funds to net interest margin in the first six months of 2025 as compared with the first six months of 2024 reflects lower rates paid, in the most recent six months, on interest-bearing liabilities used to value net interest-free funds.
Reflecting the changes to the net interest spread and the contribution of net interest-free funds as described herein, the Company’s net interest margin was 3.62% in the second quarter of 2025, compared with 3.66% in the first quarter of 2025. During the first six months of 2025 and 2024, the net interest margin was 3.64% and 3.56%, respectively. Future changes in market interest rates or spreads, as well as changes in the composition of the Company’s portfolios of earning assets and interest-bearing liabilities that result in changes to spreads, could impact the Company’s net interest income and net interest margin. Future changes in the levels of net interest-free funds and the interest rates used to value such funds could also impact the Company's net interest margin.
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at June 30, 2025 and December 31, 2024.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
June 30, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$3,350	4.7	3.33%	4.57%
Fixed rate long-term borrowings — forward-starting	2,750	6.1	3.84	4.32
Total fair value hedges	6,100	5.3
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	15,150	1.0	3.66	4.32
Forward-starting	11,500	2.5	3.51	4.32
Total cash flow hedges	26,650	1.6
Total	$32,750	2.3
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	5.4	3.11%	5.07%
Fixed rate long-term borrowings — forward-starting	3,350	6.2	3.81	4.49
Fixed rate available for sale securities — active	15	0.1	4.84	4.36
Total fair value hedges	5,365	5.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	20,819	0.9	3.26	4.47
Forward-starting	10,000	3.0	3.72	4.49
Total cash flow hedges	30,819	1.6
Total	$36,184	2.2
Information regarding the fair value of interest rate swap agreements designated as fair value hedges and cash flow hedges is presented in note 11 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the quarter), the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in the table that follows.

INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended
	June 30, 2025		March 31, 2025
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(33)	-.07%	$(53)	-.11%
Interest expense	11	.03	9	.03
Net interest income/margin	$(44)	-.09%	$(62)	-.13%
Average notional amount (b)	$20,347		$23,816
Rate received (c)		3.51%		3.34%
Rate paid (c)		4.37		4.39

	Six Months Ended
	June 30, 2025		June 30, 2024
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(86)	-.09%	$(186)	-.19%
Interest expense	20	.03	27	.04
Net interest income/margin	$(106)	-.11%	$(213)	-.22%
Average notional amount (b)	$22,072		$19,896
Rate received (c)		3.42%		3.26%
Rate paid (c)		4.38		5.38
__________________________________________________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $125 million was recorded in the second quarter of 2025, compared with $130 million in the first quarter of 2025. In the recent quarter the provision for credit losses included $20 million of provision for unfunded credit commitments. For the six months ended June 30, 2025 and 2024, the Company recorded a provision for credit losses of $255 million and $350 million, respectively. The lower provision for credit losses in the first half of 2025 as compared with the similar 2024 period reflects improved performance of loans to commercial customers, partially offset by growth in M&T's consumer loan portfolio.
A summary of the Company's net loan charge-offs by loan type and as an annualized percent of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	June 30, 2025		March 31, 2025
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$38	.24%	$29	.20%
Real estate:
Commercial	21	.41	19	.38
Residential builder and developer	—	—	—	—
Other commercial construction	2	.19	—	-.04
Residential	—	.02	—	-.01
Consumer:
Home equity lines and loans	(1)	-.11	—	.03
Recreational finance	21	.62	31	1.00
Automobile	3	.26	7	.54
Other	24	4.34	28	5.19
Total	$108	.32%	$114	.34%

	Six Months Ended
	June 30, 2025		June 30, 2024
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$67	.22%	$143	.50%
Real estate:
Commercial	40	.40	34	.28
Residential builder and developer	—	—	—	.04
Other commercial construction	2	.08	11	.35
Residential	—	—	—	-.01
Consumer:
Home equity lines and loans	(1)	-.04	—	-.01
Recreational finance	52	.80	37	.70
Automobile	10	.39	7	.35
Other	52	4.76	43	4.23
Total	$222	.33%	$275	.41%

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Nonaccrual loans	$1,573	$1,540	$1,690	$2,024
Real estate and other foreclosed assets	30	34	35	33
Total nonperforming assets	$1,603	$1,574	$1,725	$2,057
Accruing loans past due 90 days or more (a)	$496	$384	$338	$233
Government-guaranteed loans included in totals above:
Nonaccrual loans	$75	$69	$69	$64
Accruing loans past due 90 days or more (a)	450	368	318	215
Loans 30-89 days past due	1,368	1,447	1,655	1,387

Nonaccrual loans as a percent of total loans	1.16%	1.14%	1.25%	1.50%
Nonperforming assets as a percent of total loans and real estate and other foreclosed assets	1.18	1.17	1.27	1.52
Accruing loans past due 90 days or more as a percent of total loans	.36	.29	.25	.17
Loans 30-89 days past due as a percent of total loans	1.00	1.08	1.22	1.03
__________________________________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
Nonaccrual loans increased $33 million from March 31, 2025 to June 30, 2025 reflecting a $125 million increase in commercial and industrial nonaccrual loans, partially offset by reductions of $50 million and $23 million in consumer nonaccrual loans and commercial real estate nonaccrual loans, respectively. As compared with December 31, 2024, the $117 million decline in nonaccrual loans at June 30, 2025 reflects a $136 million reduction in commercial real estate nonaccrual loans and a $58 million reduction in consumer nonaccrual loans, partially offset by a $91 million increase in commercial and industrial nonaccrual loans. Approximately 55% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at June 30, 2025.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities included in accruing loans past due 90 days or more totaled $377 million at June 30, 2025, $240 million at March 31, 2025, $224 million at December 31, 2024 and $170 million at June 30, 2024. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Approximately 70% of loans 30 to 89 days past due were less than 60 days delinquent at June 30, 2025, compared with 76% at March 31, 2025 and 73% at December 31, 2024. Additional information about past due and nonaccrual loans at June 30, 2025 and December 31, 2024 is included in note 4 of Notes to Financial Statements.
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
Line of business personnel in different geographic locations with support from and review by the Company’s credit risk personnel review and reassign loan grades based on their detailed knowledge of individual borrowers and their judgment of the impact on such borrowers resulting from changing conditions in their respective regions. The Company’s policy is that, at least annually, updated financial information is obtained from commercial borrowers associated with pass grade loans greater than $1 million and additional analysis performed. On a quarterly basis, the Company’s centralized credit risk department personnel review criticized commercial and industrial loans and commercial real estate loans greater than $5 million to determine the appropriateness of the assigned loan grade, including whether the loan should be reported as accruing or nonaccruing. For criticized nonaccrual loans, additional meetings are held with loan officers and their managers, workout specialists and senior management to discuss each of the relationships. In analyzing criticized loans, borrower-specific information is reviewed, including operating results, future cash flows, recent developments and the borrower’s outlook, and other pertinent data. The timing and extent of potential losses, considering collateral valuation and other factors, and the Company’s potential courses of action are contemplated. Targeted loan reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In 2025, the Company assessed loans to certain not-for-profit borrowers, government contractors and other commercial borrowers that may be impacted by changes to government funding and reductions in the federal workforce. The Company is monitoring commercial borrowers in certain industry sectors that may be impacted by international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing and construction companies. The Company has considered the information gathered in such reviews in its assignment of loan grades.
The Company continues to monitor its commercial real estate loan portfolio. Criticized investor-owned commercial real estate loans totaled $4.6 billion or 19% of such loans at June 30, 2025, improved from $5.4 billion or 21% at March 31, 2025 and $6.0 billion or 23% at December 31, 2024. Investor-owned commercial real estate loans comprised 54% of total criticized loans at June 30, 2025, compared with 57% at March 31, 2025 and 61% at December 31, 2024. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies impacting some property types and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers, in particular those borrowers with loans secured by office properties, to refinance their obligations at loan maturity. Despite these challenges, the ability of borrowers to service loans secured by certain investor-owned real estate, including health services, office and multifamily properties, has improved in recent quarters. The LTV ratio is one of many factors considered in assessing overall portfolio risks and loss mitigation strategies for the investor-owned commercial real estate portfolio. The weighted-average LTV ratio for investor-owned commercial real estate loans was approximately 56% at each of June 30, 2025, December 31, 2024 and June 30, 2024, compared with 57% at March 31, 2025. Criticized loans secured by investor-owned commercial real estate had a weighted-average LTV ratio of approximately 64%, 66%, 63% and 62% at June 30, 2025, March 31, 2025, December 31, 2024 and June 30, 2024, respectively. In determining the LTV ratio, the Company considers cross-collateralization of all exposures secured by the supporting collateral and the estimated value of such collateral. Subsequent to the origination of commercial real estate loans, updated appraisals are obtained in the normal course of business for renewals, extensions and modifications to commitment levels. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value.

The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 129% of Tier 1 capital plus its allowable allowance for credit losses at June 30, 2025, compared with 133% at March 31, 2025, 136% at December 31, 2024 and 151% at June 30, 2024. The Company intentionally reduced its relative concentration of investor-owned commercial real estate loans throughout 2024.
The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans by industry and commercial real estate loans by property type, respectively, at June 30, 2025 and December 31, 2024.
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	June 30, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$12,138	$200	$26	$226	$11,479	$71	$35	$106
Services	7,646	295	99	394	7,409	247	112	359
Motor vehicle and recreational finance dealers	6,502	402	99	501	7,229	527	38	565
Manufacturing	6,189	376	88	464	6,077	394	116	510
Wholesale	4,246	305	78	383	4,057	334	28	362
Transportation, communications, utilities	3,807	186	65	251	3,567	286	62	348
Retail	3,079	123	16	139	3,097	66	17	83
Construction	2,275	188	64	252	2,143	155	44	199
Health services	1,879	59	32	91	1,892	207	36	243
Real estate investors	1,314	130	6	136	1,751	148	8	156
Other	1,377	105	33	138	1,773	109	39	148
Total commercial and industrial excluding owner-occupied real estate	$50,452	$2,369	$606	$2,975	$50,474	$2,544	$535	$3,079
Owner-occupied real estate by industry:
Services	$2,402	$120	$36	$156	$2,345	$153	$26	$179
Motor vehicle and recreational finance dealers	2,239	105	18	123	2,236	31	8	39
Retail	1,808	58	18	76	1,677	69	16	85
Health services	1,313	118	65	183	1,330	156	66	222
Wholesale	951	103	3	106	857	62	3	65
Manufacturing	785	84	15	99	809	73	24	97
Real estate investors	630	26	9	35	702	43	6	49
Other	1,080	36	17	53	1,051	54	12	66
Total owner-occupied real estate	11,208	650	181	831	11,007	641	161	802
Total	$61,660	$3,019	$787	$3,806	$61,481	$3,185	$696	$3,881

CRITICIZED COMMERCIAL REAL ESTATE LOANS

	June 30, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,082	$600	$73	$673	$5,628	$935	$114	$1,049
Retail/Service	4,435	745	81	826	4,747	673	80	753
Office	3,720	807	102	909	4,170	1,125	117	1,242
Industrial/Warehouse	2,098	138	11	149	1,926	143	13	156
Hotel	1,889	313	87	400	1,984	317	118	435
Health services	1,669	302	21	323	2,038	560	25	585
Other	262	30	1	31	287	30	1	31
Total permanent	20,155	2,935	376	3,311	20,780	3,783	468	4,251
Construction/Development	4,412	1,219	24	1,243	5,984	1,715	68	1,783
Total	$24,567	$4,154	$400	$4,554	$26,764	$5,498	$536	$6,034
Loans to the health services and the transportation, communications and utilities industries contributed to the $75 million decrease in commercial and industrial criticized loans from December 31, 2024 to June 30, 2025, partially offset by higher criticized loans to the financial and insurance industry. The $1.5 billion decline in commercial real estate criticized loans from December 31, 2024 to June 30, 2025 spanned most property types and also reflected lower criticized construction and development loans. At June 30, 2025, approximately 96% of criticized accrual loans and 55% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. That charge-off is based on recent indications of value from external parties that are generally obtained shortly after a loan becomes nonaccrual. Loans to consumers that file for bankruptcy are generally charged-off to estimated net collateral value shortly after the Company is notified of such filings. Limited documentation first lien mortgage loans represent loans secured by residential real estate that at origination typically included some form of limited borrower documentation requirements as compared with more traditional loans. The Company no longer originates limited documentation loans. With respect to junior lien loans, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. In monitoring the credit quality of its home equity portfolio for purposes of determining the allowance for loan losses, the Company reviews delinquency and nonaccrual information and considers recent charge-off experience. When evaluating individual home equity loans and lines of credit for charge-off and for purposes of determining the allowance for loan losses, the Company considers the required repayment of any first lien positions related to collateral property. Information about the location of nonaccrual loans secured by residential real estate at June 30, 2025 is presented in the following table.

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	June 30, 2025
		Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,831	$102	1.50%
Mid-Atlantic (b)	7,541	87	1.15
New England (c)	6,398	47	.73
Other	3,347	29	.84
Total	$24,117	$265	1.09%
First lien home equity loans and lines of credit:
New York	$755	$14	1.79%
Mid-Atlantic (b)	876	17	1.96
New England (c)	422	4	.95
Other	18	3	16.02
Total	$2,071	$38	1.82%
Junior lien home equity loans and lines of credit:
New York	$864	$16	1.87%
Mid-Atlantic (b)	1,037	16	1.55
New England (c)	634	5	.74
Other	28	—	.53
Total	$2,563	$37	1.45%
__________________________________________________________________________________
(a)Includes $731 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $51 million.
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
NONACCRUAL CONSUMER LOANS

	June 30, 2025		December 31, 2024
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$75	1.61%	$81	1.77%
Recreational finance	25	.18	31	.25
Automobile	9	.18	12	.25
Other	12	.55	55	2.49
Total	$121	.47%	$179	.74%

Allowance for loan losses
Management determines the allowance for loan losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan portfolio. A description of the methodologies used by the Company to estimate its allowance for loan losses can be found in note 4 of Notes to Financial Statements.
In establishing the allowance for loan losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for loan losses as of June 30, 2025 concerns existed about the impact of potential inflationary pressures and increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; slower economic growth in future quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy; downward pressures on commercial real estate values, especially in the office sector; the persistence of elevated interest rates impacting the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans at each reporting date included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of June 30, 2025, March 31, 2025 and December 31, 2024, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments at June 30, 2025, primarily related to portfolio exposures to certain commercial and industrial borrowers, commercial real estate loans and recreational finance consumer loans, were not significantly changed from March 31, 2025 and December 31, 2024.
Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of June 30, 2025, March 31, 2025 and December 31, 2024 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR LOAN LOSSES MACROECONOMIC ASSUMPTIONS

	June 30, 2025			March 31, 2025			December 31, 2024
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.8%	5.3%		4.7%	5.2%		4.5%	4.7%
Real GDP growth rate	.8	1.8	2.6%	.7	2.2	2.9%	1.3	1.7	3.0%
Commercial real estate price index growth/decline rate	-2.5	-.4	-2.7	-3.0	2.9	.1	-2.9	1.4	-1.4
Home price index growth/ decline rate	-.2	2.1	1.9	-.7	2.2	1.4	-.1	2.4	2.3

With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable forecast period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for loan losses. Forward-looking economic forecasts are subject to inherent imprecision and future outcomes may differ materially from forecasted events. In consideration of such uncertainty, the following alternative economic scenarios were considered to estimate the possible impact on modeled credit losses.
ALLOWANCE FOR LOAN LOSSES SENSITIVITIES

June 30, 2025	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.0%	8.1%
Real GDP growth/decline rate	-2.5	1.4	-1.1%
Commercial real estate price index decline rate	-14.5	-7.6	-21.0
Home price index growth/decline rate	-9.1	2.2	-7.1
Potential upside economic scenario:
National unemployment rate	3.7	3.9
Real GDP growth rate	3.1	2.1	5.2
Commercial real estate price index growth rate	2.5	2.9	5.4
Home price index growth rate	4.3	3.9	8.4

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$235
Potential upside economic scenario	(109)
These examples are only a few of the numerous possible economic scenarios that could be utilized in assessing the sensitivity of expected credit losses. The estimated impacts on credit losses in such scenarios pertain only to modeled credit losses and do not include consideration of other factors the Company may evaluate when determining its allowance for loan losses. As a result, it is possible that the Company may, at another point in time, reach different conclusions regarding credit loss estimates. The Company’s process for determining the allowance for loan losses undergoes quarterly and periodic evaluations by independent risk management personnel, which among many other considerations, evaluate the reasonableness of management’s methodology and significant assumptions. Further information about the Company’s methodology to estimate expected credit losses is included in note 4 of Notes to Financial Statements.
Management has assessed that the allowance for loan losses at June 30, 2025 appropriately reflected expected credit losses in the portfolio as of that date. The allowance for loan losses totaled $2.2 billion at each of June 30, 2025, March 31, 2025 and December 31, 2024. As a percent of loans outstanding, the allowance for loan losses was 1.61% at each of June 30, 2025 and December 31, 2024, compared with 1.63% at March 31, 2025. The decrease in the allowance for loan losses as a percent of loans outstanding from March 31, 2025 reflects lower levels of criticized commercial real estate loans. Included in the allocation of the allowance for loan losses were reserves for loans secured by office properties of 4.54% at June 30, 2025, 4.37% at March 31, 2025 and 4.70% at December 31, 2024. The level of the allowance reflects management’s evaluation of the loan portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for loan losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods. The reported level of the allowance for loan losses reflects management’s evaluation of the loan portfolio as of each respective date. Considering the methodologies and other factors described herein, management also estimated a reserve for unfunded credit commitments of $80 million at June 30, 2025, compared with $60 million at each of March 31, 2025 and December 31, 2024. That reserve is included in Accrued interest and other liabilities in the Consolidated Balance Sheet.

The ratio of the allowance for loan losses to total nonaccrual loans at June 30, 2025, March 31, 2025 and December 31, 2024 was 140%, 143% and 129%, respectively. Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, that ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for loan losses, nor does management rely upon that ratio in assessing the adequacy of the Company’s allowance for loan losses.
Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Mortgage banking revenues	$130	$118	$12	11%	$248	$210	$38	18%
Service charges on deposit accounts	137	133	4	4	270	251	19	8
Trust income	182	177	5	3	359	330	29	9
Brokerage services income	31	32	(1)	-1	63	59	4	6
Trading account and other non-hedging derivative gains	12	9	3	15	21	16	5	30
Gain (loss) on bank investment securities	—	—	—	—	—	(6)	6	—
Other revenues from operations	191	142	49	33	333	304	29	9
Total other income	$683	$611	$72	12%	$1,294	$1,164	$130	11%
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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$8	$6	$2	38%	$14	$14	$—	3%
Loan servicing fees	34	36	(2)	-5	70	77	(7)	-9
Loan sub-servicing and other fees	55	40	15	36	95	63	32	50
Total loan servicing revenues	89	76	13	16	165	140	25	18
Total residential mortgage banking revenues	$97	$82	$15	18%	$179	$154	$25	16%
New commitments to originate loans for sale	$322	$290	$32	11%	$612	$687	$(75)	-11%

(Dollars in millions)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Balances at period end
Loans held for sale	$222	$179	$211	$209
Commitments to originate loans for sale	248	224	190	281
Commitments to sell loans	407	339	353	419
Capitalized mortgage servicing rights	326	347	368	409

Loans serviced for others	36,952	37,572	38,105	39,034
Loans sub-serviced for others (a)	157,608	160,966	111,544	112,486
Total loans serviced for others	$194,560	$198,538	$149,649	$151,520
__________________________________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.

The higher balances of residential mortgage loans sub-serviced for others at June 30, 2025 and March 31, 2025 as compared with December 31, 2024 and June 30, 2024, and the corresponding increase in related revenues in the three-month and six-month periods ended June 30, 2025 as compared with the three-month period ending March 31, 2025 and the six-month period ending June 30, 2024, reflect an arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial.
COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$14	$16	$(2)	-5%	$30	$20	$10	48%
Loan servicing fees and other	19	20	(1)	-7	39	36	3	9
Total commercial mortgage banking revenues	$33	$36	$(3)	-6%	$69	$56	$13	23%
Loans originated for sale to other investors	$1,368	$719	$649	90%	$2,087	$1,670	$417	25%

(Dollars in millions)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Balances at period end
Loans held for sale	$361	$192	$310	$168
Commitments to originate loans for sale	659	784	479	682
Commitments to sell loans	1,017	974	789	850
Capitalized mortgage servicing rights	124	125	126	120

Loans serviced for others (a)	28,416	27,963	27,474	25,541
Loans sub-serviced for others	4,209	4,205	4,063	3,927
Total loans serviced for others	$32,625	$32,168	$31,537	$29,468
__________________________________________________________________________________
(a)Includes $4.3 billion at each of June 30, 2025 and March 31, 2025 and $4.2 billion and $4.0 billion at December 31, 2024 and June 30, 2024, respectively, of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectible.
The increase in gains on commercial mortgage loans originated for sale in the first two quarters of 2025 as compared with the similar 2024 period reflects an increase in volume of new commitments to originate commercial real estate loans for sale.
Service charges on deposit accounts
Service charges on deposit accounts for the first six months of 2025 increased $19 million as compared with the first six months of 2024 reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products.
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

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Trust income
Institutional Services	$96	$94	$2	2%	$190	$168	$22	13%
Wealth Management	85	82	3	3	167	160	7	4
Commercial	1	1	—	8	2	2	—	—
Total trust income	$182	$177	$5	3%	$359	$330	$29	9%

(Dollars in millions)	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$66,199	$64,554	$65,798	$65,274
Proprietary mutual funds	14,543	15,938	14,461	14,139
Total assets under management	$80,742	$80,492	$80,259	$79,413
As compared with the first quarter of 2025, trust income increased $5 million reflecting seasonal tax service fees recognized by the Wealth Management business in the recent quarter.
For the six months ended June 30, 2025 trust income totaled $359 million as compared with $330 million in the similar 2024 period.
•Institutional Services trust income rose $22 million reflecting higher sales and fund management fees from its global capital markets business.
•Wealth Management trust income increased $7 million reflecting comparatively favorable market performance associated with managed assets.
Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Letter of credit and other credit-related fees	$58	$49	$9	20%	$107	$93	$14	14%
Merchant discount and credit card fees	50	39	11	26	89	86	3	4
Bank owned life insurance revenue (a)	17	18	(1)	-5	35	33	2	6
Equipment operating lease income	14	11	3	30	25	20	5	24
BLG income (b)	—	—	—	—	—	25	(25)	-100
Other	52	25	27	104	77	47	30	65
Total other revenues from operations	$191	$142	$49	33%	$333	$304	$29	9%
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
Other revenues from operations increased $49 million in the second quarter of 2025 as compared with the first quarter of 2025 reflecting gains on the sales of an out-of-footprint residential builder and developer loan portfolio of $15 million and a subsidiary that specialized in institutional services of $10 million, a rise in merchant discount and credit card fees and higher loan syndication fees.

Higher other revenues from operations in the first half of 2025 as compared with the first six months of 2024 reflected the gains on the sales of an out-of-footprint residential builder and developer loan portfolio and a subsidiary that specialized in institutional services and higher loan syndication fees, partially offset by a distribution from M&T's investment in BLG in the first half of 2024.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Salaries and employee benefits	$813	$887	$(74)	-8%	$1,700	$1,597	$103	6%
Equipment and net occupancy	130	132	(2)	-2	262	254	8	3
Outside data processing and software	138	136	2	1	274	244	30	12
Professional and other services	86	84	2	4	170	176	(6)	-3
FDIC assessments	22	23	(1)	-7	45	97	(52)	-53
Advertising and marketing	25	22	3	14	47	47	—	-1
Amortization of core deposit and other intangible assets	9	13	(4)	-27	22	28	(6)	-18
Other costs of operations	113	118	(5)	-5	231	250	(19)	-8
Total other expense	$1,336	$1,415	$(79)	-6%	$2,751	$2,693	$58	2%
Salaries and employee benefits
FULL-TIME EQUIVALENT EMPLOYEES

	Three Months Ended
	June 30, 2025	March 31, 2025	December 31, 2024	June 30, 2024
Average full-time equivalent employees	22,395	22,235	22,067	21,952
Full-time equivalent employees at period end	22,590	22,291	22,101	22,110
Salaries and employee benefits expense decreased $74 million in the recent quarter as compared with the first quarter of 2025 reflecting seasonally higher stock-based compensation, payroll-related taxes and other employee benefits expense in the first quarter of 2025, partially offset by the full-quarter impact of annual merit increases awarded in the first quarter of 2025, an additional working day in the recent quarter and higher staffing levels.
Salaries and employee benefits expense increased $103 million in the six months ended June 30, 2025 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases, higher staffing levels and a rise in incentive compensation, including stock-based compensation expense. Also contributing to the increase was higher employee benefits expense, reflecting higher staffing levels and a rise in medical benefits expense.
Nonpersonnel expenses
Nonpersonnel expenses aggregated $523 million in the recent quarter, down from $528 million in the first quarter of 2025.
Nonpersonnel expenses decreased $45 million to $1.05 billion in the six months ended June 30, 2025 as compared with $1.10 billion in the first half of 2024 reflecting lower FDIC assessments of $52 million, resulting from $34 million of FDIC special assessment expense recognized in the first half of 2024 and improved loan credit quality, and lower other costs of operations of $19 million, reflecting the favorable impact of market performance on the Company's supplemental executive retirement savings plan expense. Those favorable factors were partially offset by a $30 million increase in outside data processing and software costs reflecting costs associated with enhancements to the Company's technology infrastructure, cybersecurity and financial recordkeeping and reporting systems.

Income Taxes
The provision for income taxes was $219 million in the second quarter of 2025, compared with $177 million in the first quarter of 2025. For the six-month periods ended June 30, 2025 and 2024, the provision for income taxes was $396 million and $333 million, respectively. The Company's effective tax rates were 23.4% and 23.2% for the quarters ended June 30, 2025 and March 31, 2025, respectively, and 23.3% and 21.9% for the six-month periods ended June 30, 2025 and 2024, respectively. The income tax expense in the six months ended June 30, 2024 reflects a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. New federal tax legislation was signed into law on July 4, 2025, which includes a broad range of tax reform provisions. The Company does not expect the new legislation will have a material impact on its effective tax rate.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $150.9 billion at June 30, 2025 and $147.5 billion at December 31, 2024. The higher level of core deposits at June 30, 2025 reflects higher savings and interest-checking deposits and noninterest-bearing deposits, including transitory institutional services deposits at the end of the recent quarter.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At June 30, 2025 and December 31, 2024, long-term borrowings aggregated $12.4 billion and $12.6 billion, respectively, and short-term borrowings aggregated $2.1 billion and $1.1 billion, respectively. Information about the Company's borrowings is included in note 5 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. The Company had brokered savings and interest-checking deposit accounts of $10.2 billion at June 30, 2025, compared with $9.8 billion at December 31, 2024. Brokered time deposits declined $513 million to $485 million at June 30, 2025 from $1.0 billion at December 31, 2024, as those products matured. The composition and levels of brokered deposits is influenced through the Company's wholesale funding strategy. Approximately 61% of brokered time deposits at June 30, 2025 have a contractual maturity date in the next 12 months.
Total uninsured deposits were estimated to be $75.8 billion at June 30, 2025 and $73.0 billion at December 31, 2024. Approximately $9.6 billion and $9.1 billion of those uninsured deposits were collateralized by the Company at June 30, 2025 and December 31, 2024, respectively. The Company maintains available liquidity sources, which at June 30, 2025 represented approximately 133% of uninsured deposits that are not collateralized by the Company.

In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 93% of the Company's debt securities portfolio at June 30, 2025. The weighted-average durations of debt investment securities available for sale and held to maturity at June 30, 2025 were 2.6 years and 5.3 years, respectively.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2025 approximately $2.7 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" of M&T's 2024 Annual Report and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of June 30, 2025, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 38 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
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

M&T, however, estimates that its LCR on June 30, 2025, exceeded the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.
The table that follows is a summary of the Company's available sources of liquidity as of June 30, 2025 and December 31, 2024.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	June 30, 2025	December 31, 2024
Deposits at the FRB of New York	$19,234	$18,805
Unused secured borrowing facilities:
FRB of New York	24,700	24,546
FHLB of New York	18,063	17,655
Unencumbered investment securities (after estimated haircuts)	25,845	24,019
Total	$87,842	$85,025
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At June 30, 2025, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $18.5 billion. In addition, the Company has entered into $14.3 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Net interest margin” and in note 11 of Notes to Financial Statements.
The accompanying table as of June 30, 2025 and December 31, 2024 displays the estimated impact on net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
(Dollars in millions)	June 30, 2025	December 31, 2024
Changes in interest rates
+200 basis points	$(70)	$(4)
+100 basis points	(17)	16
-100 basis points	8	(36)
-200 basis points	(1)	(81)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Changes in amounts presented since December 31, 2024 reflect changes in portfolio composition (including purchases of investment securities and increased funding from noninterest-bearing and interest-bearing deposits as well as short-term borrowings), the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 50 basis points in September 2024 followed by additional reductions of 25 basis points in each of November and December 2024. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through the second quarter of 2025 approximated 52%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -4.2% and 1.4%, respectively, at June 30, 2025, and -5.1% and 2.5%, respectively, at December 31, 2024.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 13 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $194 million and $518 million, respectively, at June 30, 2025 and $206 million and $787 million, respectively, at December 31, 2024. The fair value of asset and liability amounts at June 30, 2025 have been reduced by contractual settlements of $440 million and $32 million, respectively, and at December 31, 2024 have been reduced by contractual settlements of $686 million and $15 million, respectively. The amounts associated with the Company's non-hedging derivative activities at June 30, 2025 and December 31, 2024 reflect changes in values associated with interest rate swap agreements entered into with commercial customers that are not subject to periodic variation margin settlement payments.
Trading account assets were $93 million at June 30, 2025 and $101 million at December 31, 2024. Included in trading account assets were assets related to deferred compensation plans aggregating $20 million and $22 million at June 30, 2025 and December 31, 2024, respectively. Changes in the fair values of such assets are recorded as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Included in Accrued interest and other liabilities in the Consolidated Balance Sheet were $25 million and $27 million of liabilities related to deferred compensation plans at June 30, 2025 and December 31, 2024, respectively. Changes in the balances of such liabilities due to the valuation of allocated investment options to which the liabilities are indexed are recognized in Other costs of operations in the Consolidated Statement of Income. Also included in trading account assets were investments in mutual funds and other assets that the Company was required to hold under terms of certain non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Those assets totaled $73 million and $79 million at June 30, 2025 and December 31, 2024, respectively.
Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at June 30, 2025, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	June 30, 2025	December 31, 2024	June 30, 2024
Preferred stock	$2,394	$2,394	$2,744
Common shareholders' equity	26,131	26,633	25,680
Total shareholders' equity	$28,525	$29,027	$28,424
Per share:
Common shareholders’ equity	$166.94	$160.90	$153.57
Tangible common shareholders’ equity (a)	112.48	109.36	102.42
Ratios:
Shareholders' equity to total assets	13.48%	13.95%	13.61%
Tangible common shareholders' equity to tangible assets (a)	8.67	9.07	8.55
Cash dividends declared for quarter ended:
Common stock	$214	$226	$228
Common stock per share	1.35	1.35	1.35
Preferred stock	35	35	27
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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	June 30, 2025	December 31, 2024	June 30, 2024
Investment securities unrealized gains (losses), net (a)	$61	$(153)	$(179)
Cash flow hedges unrealized gains (losses), net (b)	63	(101)	(246)
Defined benefit plans adjustments, net (c)	95	98	(118)
Other, net	(4)	(8)	(8)
Total	$215	$(164)	$(551)

Accumulated other comprehensive income (loss), net, per common share	$1.37	$(0.99)	$(3.29)
__________________________________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 11 of Notes to Financial Statements.
(c)Refer to note 8 of Notes to Financial Statements.
Reflected in the carrying amount of available-for-sale investment securities at June 30, 2025 were pre-tax effect unrealized gains of $178 million on securities with an amortized cost of $16.9 billion and pre-tax effect unrealized losses of $96 million on securities with an amortized cost of $4.5 billion. Information concerning the Company’s fair valuations of investment securities is provided in notes 3 and 13 of Notes to Financial Statements. As also described in note 3 of Notes to Financial Statements, the Company does not expect any material credit-related losses with respect to its investment securities portfolio at June 30, 2025.
On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 6,073,957 shares of its common stock in the recent quarter at an average cost per share of $175.93 resulting in a total cost, including the share repurchase excise tax, of $1.1 billion and 3,415,303 shares of its common stock at an average cost per share of $192.06 resulting in a total cost, including the share repurchase excise tax, of $662 million in the first quarter of 2025. No share repurchases occurred in the first half of 2024. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
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
Capital Rules require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. At June 30, 2025 M&T's SCB was 3.8%. In June 2025, the Federal Reserve released the results of its most recent supervisory stress tests, in which M&T elected to participate. Based on those results, M&T's SCB is estimated to be 2.7% effective October 1, 2025.

The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2025 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1 capital	10.99%	12.46%	281.66%
Tier 1 capital	12.50	12.46	281.66
Total capital	13.96	13.84	281.95
Tier 1 leverage	9.81	9.76	87.44
RWA	$158,229	$157,661	$225
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $84 million at June 30, 2025. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2024 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at June 30, 2025. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at June 30, 2025 covered projected cash outflows for 38 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
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
As described in Part I, Item 1, "Capital Requirements" of M&T's 2024 Annual Report, on July 27, 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. Management continues to evaluate the impact of the proposed rules on the regulatory capital requirements of M&T and its subsidiary banks. At June 30, 2025, the inclusion of accumulated other comprehensive income components related to investment securities available for sale and defined benefit plan liability adjustments would have increased the Company's CET1 capital ratio by 10 basis points.

Segment Information
Reportable segments have been determined based upon the Company's organizational structure which is primarily arranged around the delivery of products and services to similar customer types. Financial information about the Company's reportable segments is presented in note 15 of Notes to Financial Statements. The Company's reportable segments are Commercial Bank, Retail Bank and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segment results have been included in the "All Other" category.
NET INCOME (LOSS) BY REPORTABLE SEGMENT

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Net income (loss)
Commercial Bank	$231	$231	$—	—%	$462	$406	$56	14%
Retail Bank	375	347	28	8	722	918	(196)	-21
Institutional Services and Wealth Management	128	121	7	5	249	272	(23)	-8
All Other	(18)	(115)	97	85	(133)	(410)	277	68
Total net income	$716	$584	$132	23%	$1,300	$1,186	$114	10%
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
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Income Statement
Net interest income	$531	$529	$2	—%	$1,060	$1,101	$(41)	-4%
Noninterest income	205	173	32	18	378	315	63	20
Total revenue	736	702	34	5	1,438	1,416	22	2
Provision for credit losses	60	36	24	68	96	154	(58)	-38
Noninterest expense	363	351	12	3	714	704	10	1
Income before taxes	313	315	(2)	-1	628	558	70	13
Income taxes	82	84	(2)	-2	166	152	14	10
Net income	$231	$231	$—	—%	$462	$406	$56	14%
Average Balance Sheet
Loans:
Commercial and industrial	$53,549	$53,567	$(18)	—%	$53,558	$49,695	$3,863	8%
Commercial real estate	23,655	24,555	(900)	-4	24,102	30,153	(6,051)	-20
Residential real estate	414	396	18	5	405	442	(37)	-8
Consumer	20	18	2	10	19	27	(8)	-30
Total loans	$77,638	$78,536	$(898)	-1%	$78,084	$80,317	$(2,233)	-3%
Deposits:
Noninterest-bearing	$11,337	$11,304	$33	—%	$11,320	$12,991	$(1,671)	-13%
Interest-bearing	34,658	34,173	485	1	34,418	30,251	4,167	14
Total deposits	$45,995	$45,477	$518	1%	$45,738	$43,242	$2,496	6%

The Commercial Bank segment’s net income was $231 million in the second quarter of 2025, unchanged from the first quarter of 2025.
•Net interest income increased $2 million reflecting the impact of one additional day in the recent quarter and higher average deposit balances, partially offset by a narrowing of the net interest margin on deposits of 3 basis points and lower average outstanding loan balances.
•Noninterest income rose $32 million reflecting a $15 million gain on the sale of an out-of-footprint residential builder and developer loan portfolio and a rise in credit-related fees of $9 million.
•The provision for credit losses increased $24 million reflecting a higher provision for unfunded credit commitments.
•Noninterest expense increased $12 million reflecting higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Commercial Bank segment and an increase in other costs of operations.
•Average loans declined $898 million reflecting payoffs of commercial real estate loans and the sale of an out-of-footprint residential builder and developer portfolio in the recent quarter.
•Average deposits grew $518 million in the recent quarter reflecting higher average savings and interest-checking balances.
Net income for the Commercial Bank segment increased $56 million in the first half of 2025 from $406 million in the first six months of 2024.
•Net interest income declined $41 million reflecting a narrowing of the net interest margin on deposits of 26 basis points and a decline in average outstanding loan balances of $2.2 billion, partially offset by growth in average deposits of $2.5 billion.
•Noninterest income increased $63 million due to higher other revenues from operations of $38 million, reflecting a $15 million gain on the sale of an out-of-footprint residential builder and developer loan portfolio and a rise in credit-related fees of $14 million. Also contributing to that increase was higher commercial mortgage banking revenues of $13 million and an $8 million rise in service charges on commercial deposit accounts.
•The provision for credit losses decreased $58 million reflecting lower net charge-offs of commercial and industrial loans, partially offset by a higher provision for unfunded credit commitments.
•Noninterest expense increased $10 million reflecting modestly higher outside data processing and software expenses and professional and other services expense.
•Average loans decreased $2.2 billion as compared with the first six months of 2024 reflecting a reduction in average commercial real estate loans, partially offset by higher commercial and industrial loans reflecting growth spanning most industry types.
•Average deposits grew $2.5 billion as compared with the first six months of 2024 reflecting growth in average savings and interest-checking deposits that was partially offset by a decline in average noninterest-bearing deposits.

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
RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Income Statement
Net interest income	$988	$972	$16	2%	$1,960	$2,161	$(201)	-9%
Noninterest income	234	208	26	13	442	401	41	10
Total revenue	1,222	1,180	42	4	2,402	2,562	(160)	-6
Provision for credit losses	71	79	(8)	-10	150	128	22	17
Noninterest expense	648	636	12	2	1,284	1,198	86	7
Income before taxes	503	465	38	8	968	1,236	(268)	-22
Income taxes	128	118	10	8	246	318	(72)	-23
Net income	$375	$347	$28	8%	$722	$918	$(196)	-21%
Average Balance Sheet
Loans:
Commercial and industrial	$6,236	$6,416	$(180)	-3%	$6,325	$6,914	$(589)	-9%
Commercial real estate	1,647	1,672	(25)	-2	1,660	1,881	(221)	-12
Residential real estate	20,980	20,570	410	2	20,776	20,736	40	—
Consumer	24,541	23,536	1,005	4	24,042	20,794	3,248	16
Total loans	$53,404	$52,194	$1,210	2%	$52,803	$50,325	$2,478	5%
Deposits:
Noninterest-bearing	$24,449	$24,220	$229	1%	$24,335	$25,265	$(930)	-4%
Interest-bearing	66,165	64,720	1,445	2	65,446	66,712	(1,266)	-2
Total deposits	$90,614	$88,940	$1,674	2%	$89,781	$91,977	$(2,196)	-2%

The Retail Bank segment’s net income was $375 million in the second quarter of 2025, up from $347 million in the first quarter of 2025.
•Net interest income increased $16 million reflecting higher average balances of deposits and loans and the impact of one additional day in the recent quarter, partially offset by a narrowing of the net interest margin on deposits by 6 basis points.
•Noninterest income increased $26 million reflecting higher residential mortgage loan sub-servicing revenues related to the arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial. Also contributing to that increase was higher merchant discount and credit card fees.
•The provision for credit losses decreased $8 million reflecting lower net charge-offs.
•Noninterest expense increased $12 million reflecting higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment.
•Average loans increased $1.2 billion reflecting increases in average balances of recreational finance, automobile and residential mortgage loans.
•Higher average deposits in the recent quarter as compared with the first quarter of 2025 reflected increases in average noninterest-bearing deposits and savings and interest-checking deposits.
Net income for the Retail Bank segment decreased $196 million in the first half of 2025 from $918 million in the similar 2024 period.
•Net interest income declined $201 million reflecting a narrowing of the net interest margin on deposits of 45 basis points and lower average balances of those deposits, partially offset by a widening of the net interest margin on loans of 5 basis points and higher average loan balances.
•Noninterest income increased $41 million reflecting higher residential mortgage loan sub-servicing revenues related to the arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial as well as an increase in service charges on deposit accounts.
•The provision for credit losses rose $22 million reflecting higher net charge-offs of indirect consumer loans.
•Noninterest expense increased $86 million due to higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Retail Bank segment and higher personnel-related costs of $16 million.
•Average loans in the first half of 2025 grew $2.5 billion from the similar 2024 period, reflecting recreational finance and automobile loan growth, partially offset by lower commercial and industrial and commercial real estate loans.
•Lower average deposits in the six months ended June 30, 2025 as compared with the six months ended June 30, 2024 reflect the maturity of customer time deposit accounts and lower noninterest-bearing deposits.

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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Income Statement
Net interest income	$166	$171	$(5)	-3%	$337	$380	$(43)	-11%
Noninterest income	225	209	16	7	434	398	36	9
Total revenue	391	380	11	3	771	778	(7)	-1
Provision for credit losses	2	3	(1)	11	5	3	2	103
Noninterest expense	217	215	2	1	432	408	24	6
Income before taxes	172	162	10	5	334	367	(33)	-9
Income taxes	44	41	3	5	85	95	(10)	-11
Net income	$128	$121	$7	5%	$249	$272	$(23)	-8%
Average Balance Sheet
Loans:
Commercial and industrial	$989	$889	$100	11%	$939	$755	$184	24%
Commercial real estate	31	31	—	—	31	43	(12)	-28
Residential real estate	2,290	2,210	80	4	2,250	1,893	357	19
Consumer	793	799	(6)	-1	795	727	68	10
Total loans	$4,103	$3,929	$174	4%	$4,015	$3,418	$597	18%
Deposits:
Noninterest-bearing	$8,868	$9,370	$(502)	-5%	$9,118	$9,211	$(93)	-1%
Interest-bearing	10,311	9,197	1,114	12	9,756	7,553	2,203	29
Total deposits	$19,179	$18,567	$612	3%	$18,874	$16,764	$2,110	13%
The Institutional Services and Wealth Management segment’s net income increased $7 million to $128 million in the second quarter of 2025 from $121 million in the first quarter of 2025.
•Net interest income declined $5 million predominantly due to a 27 basis-point narrowing of the net interest margin on deposits.
•Noninterest income increased $16 million and included a $10 million gain on the sale from the divestiture of a subsidiary that specialized in institutional services in May 2025. Also contributing to that increase was seasonal tax service fee income from the Wealth Management business.
Net income for the Institutional Services and Wealth Management segment decreased $23 million for the six months ended June 30, 2025 from $272 million in the comparable 2024 period.
•Net interest income decreased $43 million predominantly due to a 96 basis-point narrowing of the net interest margin on deposits, partially offset by higher average balances of those deposits.
•Noninterest income increased $36 million reflecting higher sales and fund management fees from the segment's global capital markets business and increased fee income from its Wealth Management business, reflecting elevated market performance associated with managed assets.
•Noninterest expense increased $24 million reflecting a rise in salaries and employee benefits expense and centrally-allocated costs associated with data processing, risk management, and other support services provided to the Institutional Services and Wealth Management segment.

All Other
The "All Other" category reflects other activities of the Company that are not directly attributable to the reportable segments. Reflected in this category are the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from the acquisitions of financial institutions; merger-related gains and expenses related to acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain non-recurring transactions; and the residual effects of unallocated support systems and general and administrative expenses. The Company’s investment securities portfolio, brokered deposits and short-term and long-term borrowings are generally included in the "All Other" category. In its management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portfolios of earning assets and interest-bearing liabilities. The results of such activities are captured in the "All Other" category.
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2025	March 31, 2025	Amount	%	June 30, 2025	June 30, 2024	Amount	%
Income Statement
Net interest income (expense)	$28	$23	$5	25%	$51	$(244)	$295	—%
Noninterest income	19	21	(2)	-14	40	50	(10)	-20
Total revenue (expense)	47	44	3	6	91	(194)	285	—
Provision for credit losses	(8)	12	(20)	—	4	65	(61)	-94
Noninterest expense	108	213	(105)	-50	321	383	(62)	-16
Loss before taxes	(53)	(181)	128	71	(234)	(642)	408	64
Income taxes	(35)	(66)	31	48	(101)	(232)	131	57
Net loss	$(18)	$(115)	$97	85%	$(133)	$(410)	$277	68%
The “All Other” category recorded a net loss in the second quarter of 2025 of $18 million, compared with a net loss of $115 million in the first quarter of 2025 as noninterest expense declined $105 million predominantly reflecting seasonally higher salaries and employee benefits expense in the first quarter of 2025.
The net loss recorded for the "All Other" category was $133 million for the first six months of 2025 as compared with a net loss of $410 million in the similar 2024 period.
•Net interest income increased $295 million due to the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and lower net interest expense from interest rate swap agreements entered into for interest rate risk management purposes.
•The $61 million decrease in the provision for credit losses reflects the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense decreased $62 million reflecting lower FDIC assessments resulting from a FDIC special assessment expense of $34 million recorded in the first half of 2024 and improved credit quality, and lower other costs of operations, partially offset by a rise in personnel-related expenses.
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

M&T Bank Corporation and Subsidiaries
Table 1
QUARTERLY TRENDS

	2025 Quarters		2024 Quarters
	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share)
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,618	$2,572	$2,719	$2,798	$2,802	$2,757
Interest expense	896	865	979	1,059	1,071	1,065
Net interest income	1,722	1,707	1,740	1,739	1,731	1,692
Less: Provision for credit losses	125	130	140	120	150	200
Other income	683	611	657	606	584	580
Less: Other expense	1,336	1,415	1,363	1,303	1,297	1,396
Income before income taxes	944	773	894	922	868	676
Applicable income taxes	219	177	201	188	200	133
Taxable-equivalent adjustment	9	12	12	13	13	12
Net income	$716	$584	$681	$721	$655	$531
Net income available to common shareholders-diluted	$679	$547	$644	$674	$626	$505
Per common share data:
Basic earnings	4.26	3.33	3.88	4.04	3.75	3.04
Diluted earnings	4.24	3.32	3.86	4.02	3.73	3.02
Cash dividends	1.35	1.35	1.35	1.35	1.35	1.30
Average common shares outstanding:
Basic	159,221	164,209	165,838	166,671	166,951	166,460
Diluted	160,005	165,047	166,969	167,567	167,659	167,084
Performance ratios
Annualized return on:
Average assets	1.37%	1.14%	1.28%	1.37%	1.24%	1.01%
Average common shareholders’ equity	10.39	8.36	9.75	10.26	9.95	8.14
Net interest margin on average earning assets (taxable-equivalent basis)	3.62	3.66	3.58	3.62	3.59	3.52
Nonaccrual loans to total loans	1.16	1.14	1.25	1.42	1.50	1.71
Net operating (tangible) results (a)
Net operating income	$724	$594	$691	$731	$665	$543
Diluted net operating income per common share	4.28	3.38	3.92	4.08	3.79	3.09
Annualized return on:
Average tangible assets	1.44%	1.21%	1.35%	1.45%	1.31%	1.08%
Average tangible common shareholders’ equity	15.54	12.53	14.66	15.47	15.27	12.67
Efficiency ratio (b)	55.2	60.5	56.8	55.0	55.3	60.8
Balance sheet data
Average balances:
Total assets (c)	$210,261	$208,321	$211,853	$209,581	$211,981	$211,478
Total tangible assets (c)	201,733	199,791	203,317	201,031	203,420	202,906
Earning assets	190,535	189,116	193,106	191,366	193,676	193,135
Investment securities	35,335	34,480	33,679	31,023	29,695	28,587
Loans	135,407	134,844	135,723	134,751	134,588	133,796
Deposits	163,406	161,220	164,639	161,505	163,491	164,065
Borrowings	14,263	14,154	14,228	15,428	16,452	16,001
Common shareholders’ equity (c)	26,272	26,604	26,313	26,160	25,340	25,008
Tangible common shareholders’ equity (c)	17,744	18,074	17,777	17,610	16,779	16,436
At end of quarter:
Total assets (c)	211,584	210,321	208,105	211,785	208,855	215,137
Total tangible assets (c)	203,060	201,789	199,574	203,243	200,302	206,574
Earning assets	191,074	190,463	188,606	192,766	189,787	195,712
Investment securities	35,568	35,137	34,051	32,327	29,894	28,496
Loans	136,116	134,574	135,581	135,920	135,002	134,973
Deposits	164,453	165,409	161,095	164,554	159,910	167,196
Borrowings	14,451	12,069	13,665	14,188	16,083	16,245
Common shareholders’ equity (c)	26,131	26,597	26,633	26,482	25,680	25,158
Tangible common shareholders’ equity (c)	17,607	18,065	18,102	17,940	17,127	16,595
Equity per common share	166.94	163.62	160.90	159.38	153.57	150.90
Tangible equity per common share	112.48	111.13	109.36	107.97	102.42	99.54
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

M&T Bank Corporation and Subsidiaries
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2025 Quarters		2024 Quarters
(Dollars in millions, except per share)	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$716	$584	$681	$721	$655	$531
Amortization of core deposit and other intangible assets (a)	8	10	10	10	10	12
Net operating income	$724	$594	$691	$731	$665	$543
Earnings per common share
Diluted earnings per common share	$4.24	$3.32	$3.86	$4.02	$3.73	$3.02
Amortization of core deposit and other intangible assets (a)	.04	.06	.06	.06	.06	.07
Diluted net operating earnings per common share	$4.28	$3.38	$3.92	$4.08	$3.79	$3.09
Other expense
Other expense	$1,336	$1,415	$1,363	$1,303	$1,297	$1,396
Amortization of core deposit and other intangible assets	(9)	(13)	(13)	(12)	(13)	(15)
Noninterest operating expense	$1,327	$1,402	$1,350	$1,291	$1,284	$1,381
Efficiency ratio
Noninterest operating expense (numerator)	$1,327	$1,402	$1,350	$1,291	$1,284	$1,381
Taxable-equivalent net interest income	$1,722	$1,707	$1,740	$1,739	$1,731	$1,692
Other income	683	611	657	606	584	580
Less: Gain (loss) on bank investment securities	—	—	18	(2)	(8)	2
Denominator	$2,405	$2,318	$2,379	$2,347	$2,323	$2,270
Efficiency ratio	55.2%	60.5%	56.8%	55.0%	55.3%	60.8%
Balance sheet data
Average assets
Average assets	$210,261	$208,321	$211,853	$209,581	$211,981	$211,478
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(89)	(92)	(100)	(113)	(126)	(140)
Deferred taxes	26	27	29	28	30	33
Average tangible assets	$201,733	$199,791	$203,317	$201,031	$203,420	$202,906
Average common equity
Average total equity	$28,666	$28,998	$28,707	$28,725	$27,745	$27,019
Preferred stock	(2,394)	(2,394)	(2,394)	(2,565)	(2,405)	(2,011)
Average common equity	26,272	26,604	26,313	26,160	25,340	25,008
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(89)	(92)	(100)	(113)	(126)	(140)
Deferred taxes	26	27	29	28	30	33
Average tangible common equity	$17,744	$18,074	$17,777	$17,610	$16,779	$16,436
At end of quarter
Total assets
Total assets	$211,584	$210,321	$208,105	$211,785	$208,855	$215,137
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(84)	(93)	(94)	(107)	(119)	(132)
Deferred taxes	25	26	28	30	31	34
Total tangible assets	$203,060	$201,789	$199,574	$203,243	$200,302	$206,574
Total common equity
Total equity	$28,525	$28,991	$29,027	$28,876	$28,424	$27,169
Preferred stock	(2,394)	(2,394)	(2,394)	(2,394)	(2,744)	(2,011)
Common equity	26,131	26,597	26,633	26,482	25,680	25,158
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(84)	(93)	(94)	(107)	(119)	(132)
Deferred taxes	25	26	28	30	31	34
Total tangible common equity	$17,607	$18,065	$18,102	$17,940	$17,127	$16,595
__________________________________________________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2025.
(b) Changes in internal control over financial reporting. M&T regularly assesses and enhances its internal control over financial reporting. The Company has begun a multi-phase implementation of new financial recordkeeping and reporting systems, including its general ledger and certain subledger platforms. In conjunction therewith the Company has and will continue to change certain processes and internal controls over financial reporting. No changes have been identified during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
Refer to note 14 of Notes to Financial Statements filed herewith in Part I, Item 1, “Financial Statements” regarding legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in risk factors relating to the Company to those disclosed in response to Part I, Item 1A of M&T's 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Equity Securities
(Dollars in millions, except per share)	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (c)
April 1 - April 30, 2025	1,863,741	$165.93	1,862,812	$3,028
May 1 - May 31, 2025	3,260,089	182.63	3,257,058	2,434
June 1 - June 30, 2025	954,215	183.76	954,087	2,258
Total	6,078,045	$177.69	6,073,957
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) – (b) Not applicable.
(c) No executive officers or directors adopted, terminated or modified a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act) in the three months ended June 30, 2025. Certain of our officers or directors have made elections to participate in, and are participating in, our tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 has been formatted in Inline XBRL.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 4, 2025	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer