Form 10-Q
period 2025-09-30
M&T BANK CORP
filed 2025-10-27
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
Commission File Number 1-9861
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 23, 2025: 153,690,781 shares.

M&T Bank Corporation
FORM 10-Q
For the Quarterly Period Ended September 30, 2025

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited).
M&T Bank Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(Dollars in millions, except per share)	September 30, 2025	December 31, 2024
Assets
Cash and due from banks	$1,950	$1,909
Interest-bearing deposits at banks	16,751	18,873
Trading account	95	101
Investment securities:
Available for sale (cost: $23,000 at September 30, 2025; $19,054 at December 31, 2024)	23,163	18,849
Held to maturity (fair value: $11,924 at September 30, 2025; $12,955 at December 31, 2024)	12,711	14,195
Equity and other securities (cost: $989 at September 30, 2025; $1,007 at December 31, 2024)	990	1,007
Total investment securities	36,864	34,051
Loans (a)	136,974	135,581
Allowance for loan losses	(2,161)	(2,184)
Net loans	134,813	133,397
Premises and equipment	1,621	1,705
Goodwill	8,465	8,465
Core deposit and other intangible assets	74	94
Accrued interest and other assets	10,644	9,510
Total assets	$211,277	$208,105
Liabilities
Noninterest-bearing deposits	$44,994	$46,020
Savings and interest-checking deposits	104,812	100,599
Time deposits	13,620	14,476
Total deposits	163,426	161,095
Short-term borrowings	2,059	1,060
Long-term borrowings (a)	12,928	12,605
Accrued interest and other liabilities	4,136	4,318
Total liabilities	182,549	179,078
Shareholders' equity
Preferred stock	2,394	2,394
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at September 30, 2025 and December 31, 2024	90	90
Common stock issuable, 7,846 shares at September 30, 2025; 11,642 shares at December 31, 2024	1	1
Additional paid-in capital	9,995	9,998
Retained earnings	20,392	19,079
Accumulated other comprehensive income (loss), net	277	(164)
Treasury stock — common, at cost — 24,926,404 shares at September 30, 2025; 13,922,820 shares at December 31, 2024	(4,421)	(2,371)
Total shareholders’ equity	28,728	29,027
Total liabilities and shareholders’ equity	$211,277	$208,105
__________________________________________________________________________________
(a)Loans of $2.3 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes issued to third party investors were included in Long-term borrowings and were $1.9 billion at September 30, 2025 and $1.2 billion at December 31, 2024.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2025	2024
Interest income
Loans	$2,104	$2,153	$6,164	$6,378
Investment securities	377	283	1,047	771
Deposits at banks	198	348	635	1,167
Other	1	1	3	3
Total interest income	2,680	2,785	7,849	8,319
Interest expense
Savings and interest-checking deposits	589	655	1,720	1,888
Time deposits	119	180	366	622
Short-term borrowings	32	57	101	210
Long-term borrowings	179	167	493	475
Total interest expense	919	1,059	2,680	3,195
Net interest income	1,761	1,726	5,169	5,124
Provision for credit losses	125	120	380	470
Net interest income after provision for credit losses	1,636	1,606	4,789	4,654
Other income
Mortgage banking revenues	147	109	395	319
Service charges on deposit accounts	141	132	411	383
Trust income	181	170	540	500
Brokerage services income	34	32	97	91
Trading account and other non-hedging derivative gains	18	13	39	29
Gain (loss) on bank investment securities	1	(2)	1	(8)
Other revenues from operations	230	152	563	456
Total other income	752	606	2,046	1,770
Other expense
Salaries and employee benefits	833	775	2,533	2,372
Equipment and net occupancy	129	125	391	379
Outside data processing and software	138	123	412	367
Professional and other services	81	88	251	264
FDIC assessments	13	25	58	122
Advertising and marketing	23	27	70	74
Amortization of core deposit and other intangible assets	10	12	32	40
Other costs of operations	136	128	367	378
Total other expense	1,363	1,303	4,114	3,996
Income before taxes	1,025	909	2,721	2,428
Income taxes	233	188	629	521
Net income	$792	$721	$2,092	$1,907
Net income available to common shareholders
Basic	$754	$674	$1,981	$1,805
Diluted	754	674	1,981	1,805
Net income per common share
Basic	4.85	4.04	12.41	10.83
Diluted	4.82	4.02	12.34	10.78
Average common shares outstanding
Basic	155,558	166,671	159,631	166,694
Diluted	156,553	167,567	160,503	167,437
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Net income	$792	$721	$2,092	$1,907
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains on investment securities	60	230	274	238
Cash flow hedges adjustments	5	291	169	196
Defined benefit plans liability adjustments	(2)	(1)	(5)	(4)
Other	(1)	4	3	2
Total other comprehensive income (loss)	62	524	441	432
Total comprehensive income	$854	$1,245	$2,533	$2,339
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2025	2024
Cash flows from operating activities
Net income	$2,092	$1,907
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	380	470
Depreciation and amortization of premises and equipment	243	235
Amortization of capitalized servicing rights	101	104
Amortization of core deposit and other intangible assets	32	40
Provision for deferred income taxes	(38)	(13)
Asset write-downs	16	7
Net gain on sales of assets	(79)	(3)
Net change in accrued interest receivable, payable	(86)	(149)
Net change in other accrued income and expense	138	166
Net change in loans originated for sale	(3)	(544)
Net change in trading account and other non-hedging derivative assets and liabilities	(316)	(286)
Net cash from operating activities	2,480	1,934
Cash flows from investing activities
Proceeds from sales:
Investment securities available for sale	—	58
Equity and other securities	380	436
Loans	814	569
Proceeds from maturities:
Investment securities available for sale	3,644	5,255
Investment securities held to maturity	1,480	844
Purchases:
Investment securities available for sale	(7,561)	(11,156)
Equity and other securities	(363)	(398)
Loans	(683)	—
Net change in loans	(2,017)	(2,309)
Net change in interest-bearing deposits at banks	2,122	3,652
Capital expenditures, net	(87)	(131)
Net change in loan servicing advances	(911)	186
Other, net	198	151
Net cash from investing activities	(2,984)	(2,843)
Cash flows from financing activities
Net change in deposits	2,330	1,277
Net change in short-term borrowings	999	(2,711)
Proceeds from long-term borrowings	3,533	4,003
Payments on long-term borrowings	(3,380)	(678)
Proceeds from issuance of Series J preferred stock	—	733
Redemption of Series E preferred stock	—	(350)
Purchases of treasury stock	(2,129)	(198)
Dividends paid — common	(671)	(671)
Dividends paid — preferred	(112)	(107)
Other, net	(25)	96
Net cash from financing activities	545	1,394
Net change in cash, cash equivalents and restricted cash	41	485
Cash, cash equivalents and restricted cash at beginning of period	1,909	1,731
Cash, cash equivalents and restricted cash at end of period	$1,950	$2,216
Supplemental disclosure of cash flow information
Interest received during the period	$7,951	$8,323
Interest paid during the period	2,722	3,294
Income taxes paid during the period	314	240
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	13	30
Additions to right-of-use assets under operating leases	75	62
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Common Stock Issuable	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended September 30, 2025
Balance — July 1, 2025	$2,394	$90	$1	$9,981	$19,870	$215	$(4,026)	$28,525
Total comprehensive income	—	—	—	—	792	62	—	854
Preferred stock cash dividends	—	—	—	—	(36)	—	—	(36)
Purchases of treasury stock	—	—	—	—	—	—	(409)	(409)
Stock-based compensation transactions, net	—	—	—	14	—	—	14	28
Common stock cash dividends — $1.50 per share	—	—	—	—	(234)	—	—	(234)
Balance — September 30, 2025	$2,394	$90	$1	$9,995	$20,392	$277	$(4,421)	$28,728

Nine Months Ended September 30, 2025
Balance — January 1, 2025	$2,394	$90	$1	$9,998	$19,079	$(164)	$(2,371)	$29,027
Total comprehensive income	—	—	—	—	2,092	441	—	2,533
Preferred stock cash dividends	—	—	—	—	(107)	—	—	(107)
Purchases of treasury stock	—	—	—	—	—	—	(2,151)	(2,151)
Stock-based compensation transactions, net	—	—	—	(3)	(2)	—	101	96
Common stock cash dividends — $4.20 per share	—	—	—	—	(670)	—	—	(670)
Balance — September 30, 2025	$2,394	$90	$1	$9,995	$20,392	$277	$(4,421)	$28,728

Three Months Ended September 30, 2024
Balance — July 1, 2024	$2,744	$90	$1	$9,976	$18,211	$(551)	$(2,047)	$28,424
Total comprehensive income	—	—	—	—	721	524	—	1,245
Redemption of Series E preferred stock	(350)	—	—	—	—	—	—	(350)
Preferred stock cash dividends	—	—	—	—	(47)	—	—	(47)
Purchases of treasury stock	—	—	—	—	—	—	(200)	(200)
Stock-based compensation transactions, net	—	—	—	10	(1)	—	20	29
Common stock cash dividends — $1.35 per share	—	—	—	—	(225)	—	—	(225)
Balance — September 30, 2024	$2,394	$90	$1	$9,986	$18,659	$(27)	$(2,227)	$28,876

Nine Months Ended September 30, 2024
Balance — January 1, 2024	$2,011	$90	$1	$10,020	$17,524	$(459)	$(2,230)	$26,957
Total comprehensive income	—	—	—	—	1,907	432	—	2,339
Issuance of Series J preferred stock	733	—	—	—	—	—	—	733
Redemption of Series E preferred stock	(350)	—	—	—	—	—	—	(350)
Preferred stock cash dividends	—	—	—	—	(99)	—	—	(99)
Purchases of treasury stock	—	—	—	—	—	—	(200)	(200)
Stock-based compensation transactions, net	—	—	—	(34)	(2)	—	203	167
Common stock cash dividends — $4.00 per share	—	—	—	—	(671)	—	—	(671)
Balance — September 30, 2024	$2,394	$90	$1	$9,986	$18,659	$(27)	$(2,227)	$28,876
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
The following table provides a description of accounting standards applicable to M&T but not yet adopted at September 30, 2025.
Recent accounting developments

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards not yet adopted as of September 30, 2025
Income Taxes - Improvements to income tax disclosures	The standard requires enhanced disclosures in the notes to financial statements including income taxes paid by jurisdiction (federal, state, foreign) and a tabular rate reconciliation between the reported amount of income tax expense (or benefit) and the amount of statutory federal income tax at current rates.	December 31, 2025	The Company intends to make the required disclosures of the amended guidance in its consolidated financial statements for the year ended December 31, 2025.
Income Statement - Expense disaggregation disclosures	The standard requires disclosure in the notes to financial statements of specified information about certain cost and expense captions on the income statement.	January 1, 2027	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Targeted improvements to the accounting for internal-use software	The standard eliminates the concept of a software development project stage such that the guidance is agnostic to different software development methods and introduces a new threshold for cost capitalization. The standard also provides factors to consider when determining whether significant development uncertainty exists.	January 1, 2028	The Company is evaluating the impact of the standard but does not expect the guidance will have a material impact on its consolidated financial statements.
2. Divestitures
In September 2025 the Company received an earnout payment of $28 million related to the Company's sale of its CIT business in 2023. That distribution has been included in Other revenues from operations in the Company's Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2025.
In May 2025 the Company sold Wilmington Trust SP Services Inc., a subsidiary that specialized in institutional services, to a third party. The transaction resulted in a gain of $10 million that has been included in Other revenues from operations in the Company's Consolidated Statement of Income for the nine-month period ended September 30, 2025. The revenues and expenses of that subsidiary were not material to the Company's consolidated results of operations for the nine-month periods ended September 30, 2025 and 2024.

3. Investment securities
The amortized cost and estimated fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
September 30, 2025
Investment securities available for sale:
U.S. Treasury	$6,581	$42	$3	$6,620
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,789	74	2	4,861
Residential	11,628	120	68	11,680
Other	2	—	—	2
	23,000	236	73	23,163
Investment securities held to maturity:
U.S. Treasury	444	—	6	438
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,020	—	77	1,943
Residential	8,048	7	662	7,393
Privately issued	33	12	—	45
State and political subdivisions	2,165	—	61	2,104
Other	1	—	—	1
	12,711	19	806	11,924
Total debt securities	$35,711	$255	$879	$35,087
Equity and other securities:
Readily marketable equity — at fair value	$257	$3	$2	$258
Other — at cost	732	—	—	732
Total equity and other securities	$989	$3	$2	$990

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$7,945	$13	$27	$7,931
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,739	8	45	3,702
Residential	7,368	13	167	7,214
Other	2	—	—	2
	19,054	34	239	18,849
Investment securities held to maturity:
U.S. Treasury	1,015	—	14	1,001
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,034	—	157	1,877
Residential	8,773	—	961	7,812
Privately issued	37	9	—	46
State and political subdivisions	2,335	—	117	2,218
Other	1	—	—	1
	14,195	9	1,249	12,955
Total debt securities	$33,249	$43	$1,488	$31,804
Equity and other securities:
Readily marketable equity — at fair value	$235	$3	$3	$235
Other — at cost	772	—	—	772
Total equity and other securities	$1,007	$3	$3	$1,007
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $176 million at each of September 30, 2025 and December 31, 2024, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.

3. Investment securities, continued
A summary of debt investment securities that as of September 30, 2025 and December 31, 2024 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2025
Investment securities available for sale:
U.S. Treasury	$—	$—	$247	$3
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	135	—	323	2
Residential	458	2	1,442	66
Other	1	—	—	—
	594	2	2,012	71
Investment securities held to maturity:
U.S. Treasury	—	—	438	6
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,943	77
Residential	83	1	6,513	661
Privately issued	2	—	—	—
State and political subdivisions	9	—	1,916	61
	94	1	10,810	805
Total	$688	$3	$12,822	$876

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$1,971	$9	$2,554	$18
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,566	45	64	—
Residential	4,429	53	1,623	114
Other	—	—	2	—
	8,966	107	4,243	132
Investment securities held to maturity:
U.S. Treasury	50	—	951	14
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,877	157
Residential	996	19	6,811	942
State and political subdivisions	39	1	2,131	116
	1,085	20	11,770	1,229
Total	$10,051	$127	$16,013	$1,361

3. Investment securities, continued
The Company owned 3,158 individual debt securities with aggregate gross unrealized losses of $879 million at September 30, 2025. Based on a review of each of the securities in the investment securities portfolio at September 30, 2025, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2025, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. At September 30, 2025, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $732 million of cost method equity securities.
The Company estimated no material allowance for credit losses for its investment securities classified as held to maturity at September 30, 2025 and December 31, 2024.
At September 30, 2025, the amortized cost and estimated fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Estimated Fair Value
Debt securities available for sale:
Due in one year or less	$2,634	$2,639
Due after one year through five years	3,949	3,983
Due after five years through ten years	—	—
Due after ten years	—	—
	6,583	6,622
Mortgage-backed securities	16,417	16,541
	$23,000	$23,163
Debt securities held to maturity:
Due in one year or less	$71	$71
Due after one year through five years	679	672
Due after five years through ten years	1,355	1,336
Due after ten years	505	464
	2,610	2,543
Mortgage-backed securities	10,101	9,381
	$12,711	$11,924
At September 30, 2025 and December 31, 2024, investment securities with carrying values of $6.0 billion (including $65 million related to repurchase transactions) and $6.2 billion (including $71 million related to repurchase transactions), respectively, were pledged to secure outstanding borrowings, lines of credit and governmental deposits.

4. Loans and allowance for loan losses
A summary of current, past due and nonaccrual loans as of September 30, 2025 and December 31, 2024 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
September 30, 2025
Commercial and industrial	$60,952	$172	$3	$760	$61,887
Real estate:
Commercial (c)	19,493	189	19	361	20,062
Residential builder and developer (d)	80	12	—	—	92
Other commercial construction	3,859	12	—	21	3,892
Residential (e)	23,395	615	402	250	24,662
Consumer:
Home equity lines and loans	4,622	31	—	77	4,730
Recreational finance	14,032	91	—	29	14,152
Automobile	5,157	56	—	10	5,223
Other	2,240	22	8	4	2,274
Total	$133,830	$1,200	$432	$1,512	$136,974

December 31, 2024
Commercial and industrial	$60,374	$399	$12	$696	$61,481
Real estate:
Commercial (c)	20,054	255	3	468	20,780
Residential builder and developer	830	3	—	2	835
Other commercial construction	5,018	65	—	66	5,149
Residential (e)	21,853	719	315	279	23,166
Consumer:
Home equity lines and loans	4,482	29	—	81	4,592
Recreational finance	12,429	104	—	31	12,564
Automobile	4,724	58	—	12	4,794
Other	2,134	23	8	55	2,220
Total	$131,898	$1,655	$338	$1,690	$135,581
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $279 million and $277 million at September 30, 2025 and December 31, 2024, respectively.
(b)Balances exclude accrued interest receivable of $619 million and $628 million at September 30, 2025 and December 31, 2024, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(c)Commercial real estate loans held for sale were $278 million at September 30, 2025 and $310 million at December 31, 2024.
(d)In June 2025, the Company sold $661 million of residential builder and developer loans and recognized a gain on sale of $15 million, which is included in Other revenues from operations in the Consolidated Statement of Income for the nine months ended September 30, 2025.
(e)One-to-four family residential mortgage loans held for sale were $327 million at September 30, 2025 and $211 million at December 31, 2024.
The amount of foreclosed property held by the Company, predominantly consisting of residential real estate, was $37 million and $35 million at September 30, 2025 and December 31, 2024, respectively. There were $180 million and $173 million at September 30, 2025 and December 31, 2024, respectively, of loans secured by residential real estate that were in the process of foreclosure. At September 30, 2025, approximately 46% of those residential real estate loans in the process of foreclosure were government guaranteed.

4. Loans and allowance for loan losses, continued
At September 30, 2025, approximately $21.1 billion of commercial and industrial loans, $13.4 billion of commercial real estate loans, $19.3 billion of one-to-four family residential real estate loans, $2.9 billion of home equity loans and lines of credit and $13.7 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2024, approximately $20.7 billion of commercial and industrial loans, $14.6 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $13.1 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. As further described in notes 5 and 12, loans totaling $2.3 billion and $1.5 billion at September 30, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements.
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. The following table summarizes the loan grades applied at September 30, 2025 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month and nine-month periods ended September 30, 2025 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Commercial and industrial:
Pass	$6,980	$7,252	$4,626	$4,526	$2,445	$5,346	$26,722	$97	$57,994
Criticized accrual	115	272	492	440	120	427	1,232	35	3,133
Criticized nonaccrual	4	27	90	76	33	242	268	20	760
Total commercial and industrial	$7,099	$7,551	$5,208	$5,042	$2,598	$6,015	$28,222	$152	$61,887
Gross charge-offs three months ended September 30, 2025	$3	$21	$12	$6	$2	$3	$42	$—	$89
Gross charge-offs nine months ended September 30, 2025	$7	$29	$31	$19	$6	$12	$92	$—	$196
Real estate:
Commercial:
Pass	$2,675	$408	$1,548	$1,610	$1,205	$9,538	$393	$—	$17,377
Criticized accrual	—	29	297	337	83	1,572	6	—	2,324
Criticized nonaccrual	—	—	7	36	50	268	—	—	361
Total commercial real estate	$2,675	$437	$1,852	$1,983	$1,338	$11,378	$399	$—	$20,062
Gross charge-offs three months ended September 30, 2025	$—	$—	$—	$11	$—	$7	$—	$—	$18
Gross charge-offs nine months ended September 30, 2025	$—	$—	$—	$15	$—	$47	$—	$—	$62
Residential builder and developer:
Pass	$3	$—	$3	$9	$—	$5	$51	$—	$71
Criticized accrual	—	—	—	21	—	—	—	—	21
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$3	$—	$3	$30	$—	$5	$51	$—	$92
Gross charge-offs three months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Gross charge-offs nine months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$138	$205	$1,265	$652	$78	$339	$38	$—	$2,715
Criticized accrual	—	6	153	629	143	219	6	—	1,156
Criticized nonaccrual	—	—	—	10	4	7	—	—	21
Total other commercial construction	$138	$211	$1,418	$1,291	$225	$565	$44	$—	$3,892
Gross charge-offs three months ended September 30, 2025	$—	$—	$—	$4	$—	$—	$—	$—	$4
Gross charge-offs nine months ended September 30, 2025	$—	$—	$—	$7	$—	$—	$—	$—	$7

4. Loans and allowance for loan losses, continued
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at September 30, 2025 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month and nine-month periods ended September 30, 2025 by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Residential real estate:
Current	$2,985	$1,927	$1,232	$4,206	$3,517	$9,409	$119	$—	$23,395
30-89 days past due	4	8	17	107	76	403	—	—	615
Accruing loans past due 90 days or more	—	4	13	55	80	250	—	—	402
Nonaccrual	—	2	5	37	18	187	1	—	250
Total residential real estate	$2,989	$1,941	$1,267	$4,405	$3,691	$10,249	$120	$—	$24,662
Gross charge-offs three months ended September 30, 2025	$—	$—	$—	$—	$—	$1	$—	$—	$1
Gross charge-offs nine months ended September 30, 2025	$—	$—	$—	$1	$—	$3	$—	$—	$4
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$1	$80	$3,269	$1,272	$4,622
30-89 days past due	—	—	—	—	—	1	—	30	31
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	3	1	73	77
Total home equity lines and loans	$—	$—	$—	$—	$1	$84	$3,270	$1,375	$4,730
Gross charge-offs three months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$1	$1
Gross charge-offs nine months ended September 30, 2025	$—	$—	$—	$—	$—	$—	$—	$3	$3
Recreational finance:
Current	$3,597	$3,236	$1,836	$1,753	$1,419	$2,191	$—	$—	$14,032
30-89 days past due	5	16	17	14	13	26	—	—	91
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	5	6	6	4	6	—	—	29
Total recreational finance	$3,604	$3,257	$1,859	$1,773	$1,436	$2,223	$—	$—	$14,152
Gross charge-offs three months ended September 30, 2025	$3	$7	$7	$6	$5	$8	$—	$—	$36
Gross charge-offs nine months ended September 30, 2025	$4	$18	$21	$19	$17	$30	$—	$—	$109
Automobile:
Current	$1,555	$1,868	$633	$547	$409	$145	$—	$—	$5,157
30-89 days past due	6	14	13	11	8	4	—	—	56
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	3	1	1	3	1	—	—	10
Total automobile	$1,562	$1,885	$647	$559	$420	$150	$—	$—	$5,223
Gross charge-offs three months ended September 30, 2025	$2	$5	$3	$2	$1	$1	$—	$—	$14
Gross charge-offs nine months ended September 30, 2025	$2	$12	$8	$8	$4	$3	$—	$—	$37
Other:
Current	$270	$176	$103	$65	$50	$24	$1,551	$1	$2,240
30-89 days past due	2	2	2	1	—	—	14	1	22
Accruing loans past due 90 days or more	—	—	—	—	—	—	8	—	8
Nonaccrual	2	—	1	—	—	—	1	—	4
Total other	$274	$178	$106	$66	$50	$24	$1,574	$2	$2,274
Gross charge-offs three months ended September 30, 2025	$5	$3	$2	$1	$—	$—	$16	$—	$27
Gross charge-offs nine months ended September 30, 2025	$12	$11	$7	$3	$1	$1	$53	$—	$88
Total loans at September 30, 2025	$18,344	$15,460	$12,360	$15,149	$9,759	$30,693	$33,680	$1,529	$136,974
Total gross charge-offs for the three months ended September 30, 2025	$13	$36	$24	$30	$8	$20	$58	$1	$190
Total gross charge-offs for the nine months ended September 30, 2025	$25	$70	$67	$72	$28	$96	$145	$3	$506

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

4. Loans and allowance for loan losses, continued
Allowance for loan losses
For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolio by loan type. Changes in the allowance for loan losses and the reserve for unfunded credit commitments for the three-month and nine-month periods ended September 30, 2025 and 2024 were as follows:

	Allowance for Loan Losses
	Commercial and Industrial	Real Estate				Reserve for Unfunded Credit Commitments (a)
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended September 30, 2025
Beginning balance	$793	$544	$110	$750	$2,197	$80
Provision for credit losses	82	(47)	(3)	78	110	15
Net charge-offs:
Charge-offs	(89)	(22)	(1)	(78)	(190)	—
Recoveries	17	1	1	25	44	—
Net charge-offs	(72)	(21)	—	(53)	(146)	—
Ending balance	$803	$476	$107	$775	$2,161	$95

Three Months Ended September 30, 2024
Beginning balance	$790	$658	$110	$646	$2,204	$60
Provision for credit losses	52	1	(5)	72	120	—
Net charge-offs:
Charge-offs	(64)	(24)	(1)	(65)	(154)	—
Recoveries	14	4	1	15	34	—
Net charge-offs	(50)	(20)	—	(50)	(120)	—
Ending balance	$792	$639	$105	$668	$2,204	$60

Nine Months Ended September 30, 2025
Beginning balance	$769	$599	$108	$708	$2,184	$60
Provision for credit losses	173	(60)	(1)	233	345	35
Net charge-offs:
Charge-offs	(196)	(69)	(4)	(237)	(506)	—
Recoveries	57	6	4	71	138	—
Net charge-offs	(139)	(63)	—	(166)	(368)	—
Ending balance	$803	$476	$107	$775	$2,161	$95

Nine Months Ended September 30, 2024
Beginning balance	$620	$764	$116	$629	$2,129	$60
Provision for credit losses	365	(60)	(11)	176	470	—
Net charge-offs:
Charge-offs	(220)	(92)	(4)	(181)	(497)	—
Recoveries	27	27	4	44	102	—
Net charge-offs	(193)	(65)	—	(137)	(395)	—
Ending balance	$792	$639	$105	$668	$2,204	$60
__________________________________________________________________________________
(a)Further information about unfunded credit commitments is included in note 14.

4. Loans and allowance for loan losses, continued
Despite the allocation in the preceding tables, the allowance for loan losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for loan losses, accruing loans with similar risk characteristics are generally evaluated collectively. The Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of September 30, 2025 and December 31, 2024, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
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

4. Loans and allowance for loan losses, continued
Information with respect to loans that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2025 and 2024 follows:

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
(Dollars in millions)	September 30, 2025			June 30, 2025	January 1, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial and industrial	$652	$108	$760	$787	$696	$8	$20
Real estate:
Commercial	217	144	361	376	468	11	28
Residential builder and developer	—	—	—	1	2	—	—
Other commercial construction	13	8	21	23	66	2	2
Residential	105	145	250	265	279	4	11
Consumer:
Home equity lines and loans	37	40	77	75	81	2	6
Recreational finance	20	9	29	25	31	—	—
Automobile	8	2	10	9	12	—	—
Other	4	—	4	12	55	—	—
Total	$1,056	$456	$1,512	$1,573	$1,690	$27	$67
	September 30, 2024			June 30, 2024	January 1, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commercial and industrial	$610	$200	$810	$805	$670	$5	$14
Real estate:
Commercial	348	230	578	707	869	5	31
Residential builder and developer	2	—	2	2	3	1	1
Other commercial construction	21	63	84	77	171	—	3
Residential	135	141	276	260	270	4	11
Consumer:
Home equity lines and loans	39	43	82	79	81	2	4
Recreational finance	17	11	28	25	36	—	—
Automobile	8	3	11	11	14	—	—
Other	55	—	55	58	52	—	—
Total	$1,235	$691	$1,926	$2,024	$2,166	$17	$64

4. Loans and allowance for loan losses, continued
Loan modifications
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Such loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement. The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and nine-month periods ended September 30, 2025 and 2024:

	Amortized Cost
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended September 30, 2025
Commercial and industrial	$12	$85	$3	$100	.16%
Real estate:
Commercial	130	—	26	156	.77
Residential builder and developer	—	—	—	—	—
Other commercial construction	52	—	—	52	1.33
Residential	36	—	10	46	.18
Consumer:
Home equity lines and loans	—	—	1	1	—
Recreational finance	1	—	—	1	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$231	$85	$40	$356	.26%

Nine Months Ended September 30, 2025
Commercial and industrial	$104	$90	$81	$275	.44%
Real estate:
Commercial	324	—	26	350	1.74
Residential builder and developer	—	—	—	—	—
Other commercial construction	272	—	—	272	6.98
Residential	100	4	22	126	.51
Consumer:
Home equity lines and loans	—	—	1	1	.02
Recreational finance	1	—	—	1	—
Automobile	—	—	—	—	—
Other	10	—	—	10	.43
Total	$811	$94	$130	$1,035	.76%
__________________________________________________________________________________
(a)Primarily payment deferrals.
(b)Primarily term extensions combined with payment deferrals or interest rate reductions.
(c)Includes approximately $40 million and $109 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month and nine-month periods ended September 30, 2025, respectively.
(d)Excludes unfunded commitments to extend credit totaling $53 million and $89 million for the three-month and nine-month periods ended September 30, 2025, respectively.

4. Loans and allowance for loan losses, continued

	Amortized Cost
(Dollars in millions)	Term Extension	Other (a)	Combination of Modification Types (b)	Total (c) (d)	Percent of Total Loan Class
Three Months Ended September 30, 2024
Commercial and industrial	$92	$23	$2	$117	.19%
Real estate:
Commercial	163	1	—	164	.73
Residential builder and developer	2	—	—	2	.17
Other commercial construction	2	—	—	2	.03
Residential	36	5	4	45	.20
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$295	$29	$6	$330	.24%

Nine Months Ended September 30, 2024
Commercial and industrial	$190	$78	$2	$270	.44%
Real estate:
Commercial	420	1	4	425	1.90
Residential builder and developer	13	—	—	13	1.27
Other commercial construction	139	—	—	139	2.62
Residential	128	12	6	146	.63
Consumer:
Home equity lines and loans	1	—	1	2	.04
Recreational finance	1	—	—	1	.01
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$892	$91	$13	$996	.73%
__________________________________________________________________________________
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
The following table summarizes the financial effects of the modifications on the weighted-average remaining term of modified loans for the three-month and nine-month periods ended September 30, 2025 and 2024.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In years)	2025	2024	2025	2024
Increase to weighted-average remaining term
Commercial and industrial	0.3	1.3	0.7	1.0
Real estate:
Commercial (a)	0.7	0.6	0.8	0.8
Residential	9.9	9.1	10.1	9.9
__________________________________________________________________________________
(a)Inclusive of residential builder and developer loans and other commercial construction loans.

4. Loans and allowance for loan losses, continued
Modified loans to borrowers experiencing financial difficulty are subject to the allowance for loan losses methodology described herein, including the use of models to inform credit loss estimates and, to the extent larger balance commercial and industrial loans and commercial real estate loans are in nonaccrual status, a loan-by-loan analysis of expected credit losses on those individual loans. The following table summarizes the payment status, at September 30, 2025 and 2024, of loans that were modified during the twelve-month periods ended September 30, 2025 and 2024.

	Payment Status (Amortized Cost) (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (b)	Total
Twelve Months Ended September 30, 2025
Commercial and industrial	$137	$60	$98	$295
Real estate:
Commercial	328	118	1	447
Residential builder and developer	—	—	—	—
Other commercial construction	337	—	—	337
Residential (c)	76	43	44	163
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	1	—	—	1
Other	10	—	—	10
Total	$891	$221	$143	$1,255

Twelve Months Ended September 30, 2024
Commercial and industrial	$308	$5	$4	$317
Real estate:
Commercial	422	84	9	515
Residential builder and developer	13	1	—	14
Other commercial construction	141	74	—	215
Residential (c)	99	47	37	183
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	—	—	—	—
Total	$986	$211	$50	$1,247
__________________________________________________________________________________
(a) At the respective period end.
(b) Loan modifications predominantly comprised of payment deferrals, term extensions or term extensions combined with payment deferrals.
(c) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $37 million and $39 million and as past due 90 days or more of $41 million and $34 million at September 30, 2025 and 2024, respectively.

5. Borrowings

The following table summarizes the Company's short-term and long-term borrowings at September 30, 2025 and December 31, 2024.

(Dollars in millions)	September 30, 2025	December 31, 2024
Short-term borrowings
Repurchase agreements	$59	$60
Advances from FHLB	2,000	1,000
Total short-term borrowings	$2,059	$1,060

Long-term borrowings
Senior notes — M&T	$5,605	$4,710
Senior notes — M&T Bank	3,745	3,745
Advances from FHLB	3	2,004
Subordinated notes — M&T	747	—
Subordinated notes — M&T Bank	487	474
Junior subordinated debentures — M&T (a)	402	433
Asset-backed notes (a)	1,929	1,229
Other	10	10
Total long-term borrowings	$12,928	$12,605
__________________________________________________________________________________
(a) Further information about Junior Subordinated Debentures and asset-backed note financing transactions is provided in note 12.
In July 2025, M&T issued $750 million of subordinated notes that mature in July 2035 and pay a 5.40% fixed rate semi-annually until July 2030 after which, unless redeemed by M&T at that time, the fixed rate will reset to the U.S. Treasury rate for a five year term plus 1.43% until maturity. In June 2025, M&T issued $750 million of senior notes that mature in July 2031 and pay a 5.179% fixed rate semi-annually until July 2030 after which SOFR plus 1.40% will be paid quarterly until maturity. Also in June 2025, M&T Bank issued $750 million of senior notes that mature in July 2028 and pay a 4.762% fixed rate semi-annually until July 2027 after which SOFR plus 0.95% will be paid quarterly until maturity.
M&T Bank had secured borrowing facilities available with the FHLB of New York and the FRB of New York totaling approximately $17.8 billion and $25.1 billion, respectively, at September 30, 2025. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

6. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of September 30, 2025 and December 31, 2024 is presented below:

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference Per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
									Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2025	December 31, 2024					September 30, 2025	December 31, 2024	2025	2024	2025	2024
Series E (a)	—	—	$1,000	—	—	—%	$—	$—	$—	$23.50	$—	$62.575
Series F (b)	50,000	50,000	10,000	10/28/2016	11/1/2026	5.125	500	500	128.125	128.125	384.375	384.375
Series G (c)	40,000	40,000	10,000	7/30/2019	8/1/2024	7.304	400	400	182.60	125.00	547.80	375.00
Series H (d)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	0.3516	0.3516	1.0547	1.0547
Series I (e)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	87.50	87.50	262.50	262.50
Series J (f)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	187.50	254.17	562.50	254.17
Total	10,215,000	10,215,000					$2,394	$2,394
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

7. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At September 30, 2025 and December 31, 2024, the Company had $68 million and $72 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are included in Accrued interest and other assets in the Company's Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At September 30, 2025 and December 31, 2024, the Company had deferred revenue of $54 million and $57 million, respectively, related to the sources in the accompanying tables included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet. The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2025 and 2024 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended September 30, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$45	$96	$—	$141
Trust income	1	—	180	181
Brokerage services income	1	—	33	34
Other revenues from operations:
Merchant discount and credit card interchange fees	20	27	—	47
Other	11	7	2	20
	$78	$130	$215	$423

Three Months Ended September 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$40	$92	$—	$132
Trust income	1	—	169	170
Brokerage services income	2	—	30	32
Other revenues from operations:
Merchant discount and credit card interchange fees	18	23	—	41
Other	8	8	3	19
	$69	$123	$202	$394

7. Revenue from contracts with customers, continued

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Nine Months Ended September 30, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$133	$278	$—	$411
Trust income	3	—	537	540
Brokerage services income	4	—	93	97
Other revenues from operations:
Merchant discount and credit card interchange fees	55	75	—	130
Other	31	22	6	59
	$226	$375	$636	$1,237

Nine Months Ended September 30, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$120	$263	$—	$383
Trust income	3	—	497	500
Brokerage services income	5	—	86	91
Other revenues from operations:
Merchant discount and credit card interchange fees	54	67	—	121
Other	23	23	8	54
	$205	$353	$591	$1,149

8. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to qualified retired employees. Net periodic benefit for defined benefit plans consisted of the following:

	Pension Benefits		Other Postretirement Benefits
	Three Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$2	$3	$—	$—
Interest cost on projected benefit obligation	27	28	1	1
Expected return on plan assets	(46)	(50)	—	—
Amortization of prior service credit	—	—	(1)	(1)
Amortization of net actuarial gain	(1)	—	—	(1)
Net periodic benefit	$(18)	$(19)	$—	$(1)

	Pension Benefits		Other Postretirement Benefits
	Nine Months Ended September 30,
(Dollars in millions)	2025	2024	2025	2024
Service cost	$6	$8	$1	$1
Interest cost on projected benefit obligation	81	86	2	2
Expected return on plan assets	(139)	(151)	—	—
Amortization of prior service credit	—	—	(2)	(2)
Amortization of net actuarial gain	(2)	(1)	(2)	(2)
Net periodic benefit	$(54)	$(58)	$(1)	$(1)
Service cost is included in Salaries and employee benefits and the other components of net periodic benefit cost are included in Other costs of operations in the Company's Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $38 million and $39 million for the three months ended September 30, 2025 and 2024, respectively, and $128 million and $124 million for the nine months ended September 30, 2025 and 2024, respectively.

9. Earnings per common share
The computations of basic earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2025	2024
Income available to common shareholders:
Net income	$792	$721	$2,092	$1,907
Less: Preferred stock dividends	(36)	(47)	(107)	(99)
Net income available to common equity	756	674	1,985	1,808
Less: Income attributable to unvested stock-based compensation awards	(2)	—	(4)	(3)
Net income available to common shareholders	$754	$674	$1,981	$1,805
Weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	155,885	167,011	159,956	167,010
Less: Unvested stock-based compensation awards	(327)	(340)	(325)	(316)
Weighted-average shares outstanding	155,558	166,671	159,631	166,694

Basic earnings per common share	$4.85	$4.04	$12.41	$10.83
The computations of diluted earnings per common share follow:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2025	2024
Net income available to common equity	$756	$674	$1,985	$1,808
Less: Income attributable to unvested stock-based compensation awards	(2)	—	(4)	(3)
Net income available to common shareholders	$754	$674	$1,981	$1,805
Adjusted weighted-average shares outstanding:
Common shares outstanding (including common stock issuable) and unvested stock-based compensation awards	155,885	167,011	159,956	167,010
Less: Unvested stock-based compensation awards	(327)	(340)	(325)	(316)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	995	896	872	743
Adjusted weighted-average shares outstanding	156,553	167,567	160,503	167,437

Diluted earnings per common share	$4.82	$4.02	$12.34	$10.78
Stock-based compensation awards to purchase common stock of M&T representing common shares of 74,195 and 131,287 during the three-month and nine-month periods ended September 30, 2025, respectively, and common shares of 490,695 and 1,008,825 during the three-month and nine-month periods ended September 30, 2024, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

10. Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the three-month periods ended September 30, 2025 and 2024:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — July 1, 2025	$82	$85	$127	$(5)	$289		$(74)	$215
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	81	—	—	—	81		(21)	60
Unrealized losses, net	—	(16)	—	—	(16)		3	(13)
Other	—	—	—	(1)	(1)		—	(1)
Total other comprehensive income (loss) before reclassifications	81	(16)	—	(1)	64		(18)	46
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	22	—	—	22	(a)	(4)	18
Amortization of prior service credit and actuarial gains	—	—	(2)	—	(2)	(b)	—	(2)
Total other comprehensive income (loss)	81	6	(2)	(1)	84		(22)	62
Balance — September 30, 2025	$163	$91	$125	$(6)	$373		$(96)	$277

Balance — July 1, 2024	$(239)	$(330)	$(158)	$(9)	$(736)		$185	$(551)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	308	—	—	—	308		(78)	230
Unrealized gains, net	—	287	—	—	287		(71)	216
Other	—	—	—	5	5		(1)	4
Total other comprehensive income (loss) before reclassifications	308	287	—	5	600		(150)	450
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	102	—	—	102	(a)	(27)	75
Amortization of prior service credit and actuarial gains	—	—	(2)	—	(2)	(b)	1	(1)
Total other comprehensive income (loss)	308	389	(2)	5	700		(176)	524
Balance — September 30, 2024	$69	$59	$(160)	$(4)	$(36)		$9	$(27)
(a)Included in Interest income in the Company's Consolidated Statement of Income.
(b)Included in Other costs of operations in the Company's Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net during the three-month periods ended September 30, 2025 and 2024 consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — July 1, 2025	$61	$63	$95	$(4)	$215
Net gain (loss) during period	60	5	(2)	(1)	62
Balance — September 30, 2025	$121	$68	$93	$(5)	$277

Balance — July 1, 2024	$(179)	$(246)	$(118)	$(8)	$(551)
Net gain (loss) during period	230	291	(1)	4	524
Balance — September 30, 2024	$51	$45	$(119)	$(4)	$(27)

10. Comprehensive income, continued
The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the nine-month periods ended September 30, 2025 and 2024:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2025	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	368	—	—	—	368		(94)	274
Unrealized gains, net	—	118	—	—	118		(31)	87
Other	—	—	—	4	4		(1)	3
Total other comprehensive income (loss) before reclassifications	368	118	—	4	490		(126)	364
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	108	—	—	108	(a)	(26)	82
Amortization of prior service credit and actuarial gains	—	—	(6)	—	(6)	(b)	1	(5)
Total other comprehensive income (loss)	368	226	(6)	4	592		(151)	441
Balance — September 30, 2025	$163	$91	$125	$(6)	$373		$(96)	$277

Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	307	—	—	—	307		(78)	229
Unrealized losses, net	—	(26)	—	—	(26)		7	(19)
Other	—	—	—	3	3		(1)	2
Total other comprehensive income (loss) before reclassifications	307	(26)	—	3	284		(72)	212
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net losses realized in net income	13	—	—	—	13	(c)	(4)	9
Net yield adjustment from cash flow hedges currently in effect	—	288	—	—	288	(a)	(73)	215
Amortization of prior service credit and actuarial gains	—	—	(5)	—	(5)	(b)	1	(4)
Total other comprehensive income (loss)	320	262	(5)	3	580		(148)	432
Balance — September 30, 2024	$69	$59	$(160)	$(4)	$(36)		$9	$(27)
(a)Included in Interest income in the Company's Consolidated Statement of Income.
(b)Included in Other costs of operations in the Company's Consolidated Statement of Income.
(c)Included in Gain (loss) on bank investment securities in the Company's Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net during the nine-month periods ended September 30, 2025 and 2024 consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — January 1, 2025	$(153)	$(101)	$98	$(8)	$(164)
Net gain (loss) during period	274	169	(5)	3	441
Balance — September 30, 2025	$121	$68	$93	$(5)	$277

Balance — January 1, 2024	$(187)	$(151)	$(115)	$(6)	$(459)
Net gain (loss) during period	238	196	(4)	2	432
Balance — September 30, 2024	$51	$45	$(119)	$(4)	$(27)

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
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by the type of financial instrument the swap agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Estimated Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
September 30, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$6,100	5.1	3.56%	4.26%	$4
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	25,000	1.5	3.65	4.28	8
Total	$31,100	2.2			$12
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (f)	$5,350	5.9	3.55%	4.71%	$(2)
Fixed rate investment securities available for sale (c)	15	0.1	4.84	4.36	—
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (g)	30,819	1.6	3.41	4.47	1
Total	$36,184	2.2			$(1)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of gains of $1 million and of losses of $153 million at September 30, 2025 and December 31, 2024, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of gains of $83 million and of losses of $136 million at September 30, 2025 and December 31, 2024, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.
(d)Includes notional amount and terms of $2.8 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(e)Includes notional amount and terms of $10.4 billion of forward-starting interest rate swap agreements that become effective in 2025, 2026 and 2027.
(f)Includes notional amount and terms of $3.4 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(g)Includes notional amount and terms of $10.0 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. Such commitments have generally been designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of such activities are included in Mortgage banking revenues in the Company's Consolidated Statement of Income and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $44.8 billion and $40.5 billion at September 30, 2025 and December 31, 2024, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $2.0 billion and $1.6 billion at September 30, 2025 and December 31, 2024, respectively.

11. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$12	$2	$—	$3
Commitments to sell real estate loans	1	4	—	—
	13	6	—	3
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	20	4	23	32
Commitments to sell real estate loans	28	39	6	—
	48	43	29	32
Other:
Interest rate contracts (b)	174	185	435	769
Foreign exchange and other option and futures contracts	18	21	16	18
	192	206	451	787
Total derivatives	$253	$255	$480	$822
__________________________________________________________________________________
(a)Asset derivatives are included in Accrued interest and other assets and liability derivatives are included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.
(b)The impact of variation margin payments at September 30, 2025 and December 31, 2024 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $379 million and $686 million, respectively, and in a liability position of $33 million and $15 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30,
	2025		2024
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$13	$(13)	$130	$(130)
Fixed rate investment securities available for sale (b)			—	—
Total	$13	$(13)	$130	$(130)
Derivatives not designated as hedging instruments
Interest rate contracts (c)	$11		$5
Foreign exchange and other option and futures contracts (c)	5		5
Total	$16		$10
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Reported as an adjustment to Interest income in the Company's Consolidated Statement of Income.
(c)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

11. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30,
	2025		2024
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$160	$(160)	$52	$(52)
Fixed rate investment securities available for sale (b)			—	—
Total	$160	$(160)	$52	$(52)
Derivatives not designated as hedging instruments
Interest rate contracts (c)	$23		$11
Foreign exchange and other option and futures contracts (c)	11		13
Total	$34		$24
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Reported as an adjustment to Interest income in the Company's Consolidated Statement of Income.
(c)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$6,092	$5,184	$5	$(155)
Investment securities available for sale		381		—
The net effect of interest rate swap agreements was to decrease net interest income by $33 million and $139 million during the three-month and nine-month periods ended September 30, 2025, respectively, and to decrease net interest income by $115 million and $328 million during the three-month and nine-month periods ended September 30, 2024, respectively. The amount of interest income recognized in the Company's Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $22 million and $102 million for the three months ended September 30, 2025 and 2024, respectively, and a decrease of $108 million and $288 million for the nine-month periods ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $91 million, of which gains of $6 million, $56 million and $29 million relate to interest rate swap agreements maturing in 2026, 2027 and 2028, respectively.
The Company predominantly clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $237 million and $257 million at September 30, 2025 and December 31, 2024, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
The Company does not offset derivative asset and liability positions in its consolidated financial statements. The Company’s exposure to credit risk by entering into derivative contracts is oftentimes mitigated through master netting agreements and collateral posting or settlement requirements. Master netting agreements covering interest rate and foreign exchange contracts with the same party include a right to set-off that becomes enforceable in the event of default, early termination or under other specific conditions. The aggregate fair value of derivative financial instruments in a liability position, which are subject to enforceable master netting arrangements, and the related collateral posted, was not material at each of September 30, 2025 and December 31, 2024. The aggregate fair value

11. Derivative financial instruments, continued
of derivative financial instruments in an asset position with counterparties, which are subject to enforceable master netting arrangements was $57 million and $157 million at September 30, 2025 and December 31, 2024, respectively. Counterparties posted collateral relating to those positions of $58 million and $157 million at September 30, 2025 and December 31, 2024, respectively. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and often contain collateral provisions.
12. Variable interest entities and asset securitizations
The Company’s securitization activities include securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. Additionally, M&T Bank and its subsidiaries have issued asset-backed notes secured by either equipment finance loans and leases or by automobile loans. Those loans and leases were sold into special purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in those securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. Assets held in each special purpose trust may only be used to settle the respective obligations of the asset-backed notes issued by that trust and the holders of the asset-backed notes have no recourse to the Company. The outstanding balances of those asset-backed notes issued to third party investors are included in Long-term borrowings in the Company's Consolidated Balance Sheet. Information about the asset-backed notes issued to investors and the respective special purpose trust at September 30, 2025 and December 31, 2024 are included in the following table.

(Dollars in millions)		September 30, 2025				December 31, 2024
Issue Date	Collateral Type	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors	Weighted-Average Life (In years)	Weighted-Average Rate	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors
August 2023	Equipment finance loans and leases	$284	$177	0.7	5.74%	$416	$297
March 2024	Automobile loans	282	269	1.3	5.25	383	371
August 2024	Equipment finance loans and leases	536	437	1.5	4.87	691	561
February 2025	Automobile loans	583	568	1.5	4.74	—	—
May 2025	Equipment finance loans and leases	591	478	1.9	4.75	—	—
			$1,929				$1,229
M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2025 and December 31, 2024, the Company included the Junior Subordinated Debentures in Long-term borrowings in the Company's Consolidated Balance Sheet and included $16 million and $17 million, respectively, in Accrued interest and other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.6 billion and $10.5 billion at September 30, 2025 and December 31, 2024, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial

12. Variable interest entities and asset securitizations, continued
statements. The Company’s investments in qualified affordable housing projects are accounted for using the proportional amortization method whereby those investments are amortized to Income taxes in the Company's Consolidated Statement of Income as tax credits and other tax benefits resulting from deductible losses associated with the projects are received. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

(Dollars in millions)	September 30, 2025	December 31, 2024
Affordable housing projects:
Carrying amount (a)	$1,598	$1,384
Amount of future funding commitments included in carrying amount (b)	658	467
Contingent commitments	88	69
Renewable energy:
Carrying amount (a)	115	135
Amount of future funding commitments included in carrying amount (b)	65	46
Other:
Carrying amount (a)	34	37
Amount of future funding commitments included in carrying amount	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $9 million (net of $49 million of investment amortization) and $10 million (net of $47 million of investment amortization) for the three months ended September 30, 2025 and 2024, respectively, and $29 million (net of $138 million of investment amortization) and $25 million (net of $135 million of investment amortization) for the nine months ended September 30, 2025 and 2024, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Company's Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at September 30, 2025 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $1 million and $13 million for the three-month and nine-month periods ended September 30, 2025, respectively, and $8 million and $28 million for the three-month and nine-month periods ended September 30, 2024, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of September 30, 2025 was $2.2 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.

13. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at September 30, 2025.
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

13. Fair value measurements, continued
The following tables present assets and liabilities at September 30, 2025 and December 31, 2024 measured at estimated fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
September 30, 2025
Trading account	$95	$95	$—	$—
Investment securities available for sale:
U.S. Treasury	6,620	—	6,620	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,861	—	4,861	—
Residential	11,680	—	11,680	—
Other	2	—	2	—
	23,163	—	23,163	—
Equity securities	258	258	—	—
Real estate loans held for sale	605	—	605	—
Other assets (b)	253	—	248	5
Total assets	$24,374	$353	$24,016	$5
Other liabilities (b)	$480	$—	$480	$—
Total liabilities	$480	$—	$480	$—

December 31, 2024
Trading account	$101	$101	$—	$—
Investment securities available for sale:
U.S. Treasury	7,931	—	7,931	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,702	—	3,702	—
Residential	7,214	—	7,214	—
Other	2	—	2	—
	18,849	—	18,849	—
Equity securities	235	235	—	—
Real estate loans held for sale	521	—	521	—
Other assets (b)	255	—	251	4
Total assets	$19,961	$336	$19,621	$4
Other liabilities (b)	$822	$—	$790	$32
Total liabilities	$822	$—	$790	$32
__________________________________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of certain commitments to originate real estate loans held for sale included weighted-average commitment expirations of 26% at September 30, 2025 and 6% at December 31, 2024. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
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
Loans
Loans subject to nonrecurring fair value measurement were $577 million at September 30, 2025 ($283 million and $294 million of which were classified as Level 2 and Level 3, respectively), $847 million at December 31, 2024 ($187 million and $660 million of which were classified as Level 2 and Level 3, respectively) and $805 million at September 30, 2024 ($159 million and $646 million of which were classified as Level 2 and Level 3, respectively). Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2025 were decreases of $67 million and $154 million for the three-month and nine-month periods ended September 30, 2025, respectively. Changes in fair value recognized for partial charge-offs of loans and loan impairment reserves on loans held by the Company on September 30, 2024 were decreases of $81 million and $204 million for the three-month and nine-month periods ended September 30, 2024, respectively.
Capitalized servicing rights
Capitalized servicing rights related to mortgage loans required no valuation allowance at each of September 30, 2025, December 31, 2024 and September 30, 2024.
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Company's Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2025
Financial assets:
Cash and cash equivalents	$1,950	$1,950	$1,811	$139	$—
Interest-bearing deposits at banks	16,751	16,751	—	16,751	—
Investment securities held to maturity	12,711	11,924	—	11,879	45
Loans, net	134,813	134,595	—	7,113	127,482
Financial liabilities:
Time deposits	13,620	13,591	—	13,591	—
Short-term borrowings	2,059	2,059	—	2,059	—
Long-term borrowings	12,928	13,163	—	13,163	—

December 31, 2024
Financial assets:
Cash and cash equivalents	1,909	1,909	1,749	160	—
Interest-bearing deposits at banks	18,873	18,873	—	18,873	—
Investment securities held to maturity	14,195	12,955	—	12,909	46
Loans, net	133,397	131,334	—	6,806	124,528
Financial liabilities:
Time deposits	14,476	14,463	—	14,463	—
Short-term borrowings	1,060	1,060	—	1,060	—
Long-term borrowings	12,605	12,754	—	12,754	—

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

(Dollars in millions)	September 30, 2025	December 31, 2024
Commitments to extend credit:
Commercial and industrial	$35,781	$31,521
Commercial real estate loans to be sold	1,074	479
Other commercial real estate	1,956	2,697
Residential real estate loans to be sold	329	190
Other residential real estate	757	517
Home equity lines of credit	7,906	7,933
Credit cards	6,486	6,087
Other	364	244
Standby letters of credit	2,271	2,260
Commercial letters of credit	75	58
Financial guarantees and indemnification contracts	4,552	4,335
Commitments to sell real estate loans	1,868	1,142
Commitments to extend credit are agreements to lend to customers and generally have fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.8 billion and $12.7 billion at September 30, 2025 and December 31, 2024, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.

14. Commitments and contingencies, continued
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's maximum credit risk for recourse associated with loans sold under this program totaled approximately $4.4 billion and $4.2 billion at September 30, 2025 and December 31, 2024, respectively.
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
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2025, the Company's estimated obligation to loan purchasers was not material to the Company’s consolidated financial position.
At September 30, 2025 and December 31, 2024, the Company's remaining liability related to the FDIC special assessment was $75 million and $157 million, respectively. Such amounts are classified as Accrued interest and other liabilities in the Company's Consolidated Balance Sheet. During the third quarter of 2025, the Company recorded a reduction of FDIC special assessment expense of $8 million related to the FDIC's updated loss estimates associated with certain failed banks. For the nine months ended September 30, 2024, the Company recognized $34 million of FDIC special assessment expense. The FDIC has indicated that the amount of the special assessment may be adjusted in the future as its loss estimates change.
Legal proceedings and other matters
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. Although not considered probable, the range of reasonably possible losses for pending or threatened litigation that can be estimated in the aggregate, beyond the existing recorded liability, was between $0 and $25 million at September 30, 2025.
For the following matter the Company does not believe an estimate of loss can be made at the date of this filing and, therefore, has not included any amount related thereto in its consolidated financial statements or in the estimated range of reasonably possible losses provided in the preceding paragraph.
Wilmington Trust, N.A.
On September 10, 2025, Tricolor Holdings, LLC, a subprime auto lender and used vehicle retailer which packaged loans into asset-backed securitizations, filed for Chapter 7 bankruptcy seeking to liquidate its business. Certain financial institutions have reported credit impairments in the third quarter of 2025 related to alleged fraudulent

14. Commitments and contingencies, continued
activity with respect to Tricolor Holdings, LLC asset-backed financing arrangements. It has also been reported that the U.S. Department of Justice is investigating the conduct of Tricolor Holdings, LLC, including potential double pledging of collateral. Neither Wilmington Trust, N.A. nor M&T Bank have any loans or loan commitments outstanding to Tricolor Holdings, LLC.
Wilmington Trust, N.A. served in certain corporate custodian and trust capacities for multiple Tricolor Holdings, LLC warehouse facilities and asset-backed securitization transactions from 2018 through 2025. Such capacities varied from transaction to transaction and were generally service provider roles performed under the relevant transaction documents. In response to recent events, Wilmington Trust, N.A. is in the process of reviewing the transactions.
The facts and circumstances of the Tricolor Holdings, LLC bankruptcy and its alleged fraudulent activities are still being learned and the extent of damages, if any, to parties participating in the warehouse facilities and asset-backed securitization transactions are not known. The Company believes it is probable that litigation will arise as a result of these events, but at the current time it is not possible to estimate any potential legal or other liability of Wilmington Trust, N.A. as a result of its capacities in the warehouse facilities and asset-backed securitization transactions.
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
The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 of Notes to Financial Statements in M&T's 2024 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
Information about the Company's reportable segments follows:

	Three Months Ended September 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total (c)
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (a)	$539	$551	$999	$1,087	$163	$185	$60	$(97)	$1,761	$1,726
Noninterest income	209	172	249	205	244	204	50	25	752	606
Total revenue	748	723	1,248	1,292	407	389	110	(72)	2,513	2,332
Provision for credit losses	72	39	70	74	—	3	(17)	4	125	120
Salaries and employee benefits	160	152	204	196	112	103	357	324	833	775
Depreciation and amortization	11	10	59	61	2	1	50	50	122	122
Other direct expenses	68	69	116	105	25	24	199	208	408	406
Indirect expense (b)	127	127	297	255	78	74	(502)	(456)	—	—
Income (loss) before taxes	310	326	502	601	190	184	23	(202)	1,025	909
Income tax expense (benefit)	82	87	126	155	48	47	(23)	(101)	233	188
Net income (loss)	$228	$239	$376	$446	$142	$137	$46	$(101)	$792	$721
Average total assets	$78,227	$80,434	$57,653	$53,128	$4,355	$3,898	$70,818	$72,121	$211,053	$209,581

15. Segment information, continued

	Nine Months Ended September 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total (c)
(Dollars in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Net interest income (a)	$1,599	$1,652	$2,959	$3,248	$500	$565	$111	$(341)	$5,169	$5,124
Noninterest income	587	487	691	606	678	602	90	75	2,046	1,770
Total revenue	2,186	2,139	3,650	3,854	1,178	1,167	201	(266)	7,215	6,894
Provision for credit losses	168	193	220	202	5	6	(13)	69	380	470
Salaries and employee benefits	461	452	601	577	325	306	1,146	1,037	2,533	2,372
Depreciation and amortization	32	29	181	189	6	6	157	155	376	379
Other direct expenses	208	203	310	298	77	75	610	669	1,205	1,245
Indirect expense (b)	379	378	868	751	241	223	(1,488)	(1,352)	—	—
Income (loss) before taxes	938	884	1,470	1,837	524	551	(211)	(844)	2,721	2,428
Income tax expense (benefit)	248	239	372	473	133	142	(124)	(333)	629	521
Net income (loss)	$690	$645	$1,098	$1,364	$391	$409	$(87)	$(511)	$2,092	$1,907
Average total assets	$78,691	$80,903	$56,022	$52,771	$4,244	$3,735	$70,932	$73,599	$209,889	$211,008
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company's internal funds transfer and pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated to $12 million and $13 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $33 million and $38 million for the nine-month periods ended September 30, 2025 and 2024, respectively, and is eliminated in "All Other" total revenues.
(b)Indirect expense represents centrally-allocated costs associated with data processing, risk management and other support services provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
(c)Intersegment revenues and expenses were not material for the three-month and nine-month periods ended September 30, 2025 and 2024.

16. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at September 30, 2025 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Company's Consolidated Statement of Income. That income totaled $20 million in each of the three-month and nine-month periods ended September 30, 2025 and $25 million for the nine-month period ended September 30, 2024. There were no cash distributions received from BLG for the three-month period ended September 30, 2024.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $907 million at September 30, 2025 and $1.0 billion at December 31, 2024. Revenues from those servicing rights were $1 million in each of the three-month periods ended September 30, 2025 and 2024, and $3 million and $4 million in the nine-month periods ended September 30, 2025 and 2024, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $161.8 billion and $111.5 billion at September 30, 2025 and December 31, 2024, respectively. Revenues earned for sub-servicing loans for Bayview Financial were $64 million and $29 million for the three-month periods ended September 30, 2025 and 2024, respectively, and $159 million and $92 million for the nine-month periods ended September 30, 2025 and 2024, respectively.
The Company also held $33 million and $37 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2025 and December 31, 2024, respectively, that were securitized by Bayview Financial. The Company had various lending commitments to Bayview Financial totaling $1.0 billion at September 30, 2025, with $635 million and $404 million of outstanding balances at September 30, 2025 and December 31, 2024, respectively. Bayview Financial also maintained $4.4 billion and $2.2 billion of deposit balances with the Company at September 30, 2025 and December 31, 2024, respectively, inclusive of deposits related to loan servicing relationships.

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
Financial Overview
A summary of financial results for the Company is provided below:
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Net interest income	$1,761	$1,713	$48	3%	$5,169	$5,124	$45	1%
Taxable-equivalent adjustment (a)	12	9	3	40	33	38	(5)	-14
Net interest income (taxable-equivalent basis) (a)	1,773	1,722	51	3	5,202	5,162	40	1
Provision for credit losses	125	125	—	—	380	470	(90)	-19
Other income	752	683	69	10	2,046	1,770	276	16
Other expense	1,363	1,336	27	2	4,114	3,996	118	3
Net income	792	716	76	11	2,092	1,907	185	10
Per common share data:
Basic earnings	4.85	4.26	.59	14	12.41	10.83	1.58	15
Diluted earnings	4.82	4.24	.58	14	12.34	10.78	1.56	14
Performance ratios, annualized
Return on:
Average assets	1.49%	1.37%			1.33%	1.21%
Average common shareholders’ equity	11.45	10.39			10.07	9.47
Net interest margin	3.68	3.62			3.66	3.58
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
The increase in net income in the recent quarter as compared with the second quarter of 2025 resulted from the following:
•Net interest income on a taxable-equivalent basis increased $51 million reflecting an additional day of earnings, favorable earning assets and interest-bearing liabilities repricing and the impact of $20 million of lower taxable-equivalent interest income in the second quarter of 2025 resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People’s United. Reflecting those factors the net interest margin expanded 6 basis points.
•Noninterest income increased $69 million reflecting higher residential mortgage banking revenues and a rise in other revenues from operations resulting from a $28 million distribution of an earnout payment related to the Company's 2023 sale of its CIT business, a $20 million distribution from M&T's investment in BLG and a $12 million gain on the sale of equipment leases each in the recent quarter, partially offset by gains on the sales of an out-of-footprint loan portfolio of $15 million and a subsidiary that specialized in institutional services of $10 million each in the second quarter of 2025.
•Noninterest expense increased $27 million reflecting higher severance-related expense, an impairment of a renewable energy tax-credit investment and an increase in expenses associated with M&T's supplemental executive retirement savings plan, partially offset by lower FDIC assessments.

The increase in net income for the nine months ended September 30, 2025 as compared with the same 2024 period reflected the following:
•Net interest income on a taxable-equivalent basis increased $40 million reflecting a widening of the net interest margin by 8 basis points. The higher net interest margin reflects favorable earning assets and interest-bearing liabilities repricing that improved the Company's net interest spread, partially offset by a decline in the contribution of net interest-free funds.
•The provision for credit losses declined $90 million mainly reflecting improved levels of criticized loans.
•Noninterest income increased $276 million reflecting higher mortgage banking revenues, trust income, service charges on deposit accounts and other revenues from operations.
•Noninterest expense rose $118 million reflecting higher levels of salaries and employee benefits expense and outside data processing and software costs, partially offset by lower FDIC assessments, which included $34 million of FDIC special assessment expense in the first nine months of 2024.
The Company's effective income tax rates were 22.8% and 23.4% for the third and second quarters of 2025, respectively, and 23.1% and 21.5% for the nine months ended September 30, 2025 and 2024, respectively. Income tax expense for the first nine months of 2024 reflected $31 million of net discrete tax benefits.
Under approved capital plans and programs authorized by the Board of Directors, M&T repurchased 2.1 million shares of its common stock during the recent quarter at a total cost of $409 million, compared with 6.1 million shares at a total cost of $1.1 billion in the second quarter of 2025. During the first nine months of 2025, M&T repurchased 11.6 million shares of its common stock at a total cost of $2.2 billion, compared with 1.2 million shares at a total cost of $200 million during the first nine months of 2024.
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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Net operating income	$798	$724	$74	10%	$2,116	$1,939	$177	9%
Diluted net operating earnings per share	4.87	4.28	.59	14	12.49	10.97	1.52	14
Annualized return on:
Average tangible assets	1.56%	1.44%			1.41%	1.28%
Average tangible common equity	17.13	15.54			15.07	14.51
Efficiency ratio	53.6	55.2			56.3	57.0
Tangible equity per common share (a)	$115.31	$112.48	2.83	3	$115.31	$107.97	7.34	7
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
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	September 30, 2025			June 30, 2025
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$61,716	$1,004	6.45%	$61,036	$974	6.40%
Real estate - commercial	24,353	395	6.35	25,333	404	6.31
Real estate - residential	24,359	279	4.59	23,684	268	4.52
Consumer	26,099	435	6.60	25,354	415	6.57
Total loans	136,527	2,113	6.14	135,407	2,061	6.11
Interest-bearing deposits at banks	17,739	198	4.43	19,698	219	4.47
Trading account	95	1	3.48	95	2	3.46
Investment securities (b):
U.S. Treasury	7,599	78	4.09	8,409	84	3.98
Mortgage-backed securities (c)	25,728	271	4.21	23,583	240	4.08
State and political subdivisions (d)	2,190	19	3.42	2,274	(2)	-.37
Other	1,042	12	4.73	1,069	14	5.10
Total investment securities	36,559	380	4.13	35,335	336	3.81
Total earning assets	190,920	2,692	5.59	190,535	2,618	5.51
Goodwill	8,465			8,465
Core deposit and other intangible assets	79			89
Other assets	11,589			11,172
Total assets	$211,053			$210,261
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$104,660	$589	2.23%	$103,963	$579	2.24%
Time deposits	13,990	119	3.38	14,290	123	3.45
Total interest-bearing deposits	118,650	708	2.36	118,253	702	2.38
Short-term borrowings	2,844	32	4.50	3,327	37	4.49
Long-term borrowings	12,789	179	5.59	10,936	157	5.72
Total interest-bearing liabilities	134,283	919	2.71	132,516	896	2.71
Noninterest-bearing deposits	44,056			45,153
Other liabilities	4,131			3,926
Total liabilities	182,470			181,595
Shareholders’ equity	28,583			28,666
Total liabilities and shareholders’ equity	$211,053			$210,261
Net interest spread			2.88			2.80
Contribution of interest-free funds			.80			.82
Net interest income/margin on earning assets		$1,773	3.68%		$1,722	3.62%

Memo:
Total deposits	$162,706	$708	1.72%	$163,406	$702	1.72%
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

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (CONTINUED)

	Nine Months Ended
	September 30, 2025			September 30, 2024
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$61,271	$2,936	6.41%	$58,256	$3,059	7.01%
Real estate - commercial	25,308	1,204	6.27	31,069	1,498	6.34
Real estate - residential	23,744	804	4.51	23,045	749	4.33
Consumer	25,275	1,244	6.58	22,009	1,092	6.63
Total loans	135,598	6,188	6.10	134,379	6,398	6.36
Interest-bearing deposits at banks	19,037	635	4.46	28,467	1,167	5.48
Trading account	96	3	3.45	102	3	3.43
Investment securities (b):
U.S. Treasury	8,210	243	3.96	9,049	217	3.21
Mortgage-backed securities (c)	23,933	734	4.09	16,909	444	3.50
State and political subdivisions (d)	2,259	38	2.22	2,448	70	3.80
Other	1,064	41	5.18	1,367	58	5.74
Total investment securities	35,466	1,056	3.98	29,773	789	3.54
Total earning assets	190,197	7,882	5.54	192,721	8,357	5.79
Goodwill	8,465			8,465
Core deposit and other intangible assets	86			126
Other assets	11,141			9,696
Total assets	$209,889			$211,008
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$103,407	$1,720	2.22%	$96,379	$1,888	2.62%
Time deposits	14,166	366	3.46	19,138	622	4.34
Total interest-bearing deposits	117,573	2,086	2.37	115,517	2,510	2.90
Short-term borrowings	3,013	101	4.50	5,071	210	5.53
Long-term borrowings	11,675	493	5.65	10,887	475	5.82
Total interest-bearing liabilities	132,261	2,680	2.71	131,475	3,195	3.24
Noninterest-bearing deposits	44,877			47,498
Other liabilities	4,003			4,202
Total liabilities	181,141			183,175
Shareholders’ equity	28,748			27,833
Total liabilities and shareholders’ equity	$209,889			$211,008
Net interest spread			2.83			2.55
Contribution of interest-free funds			.83			1.03
Net interest income/margin on earning assets		$5,202	3.66%		$5,162	3.58%

Memo:
Total deposits	$162,450	$2,086	1.71%	$163,015	$2,510	2.06%
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.
(d)The yield on state and political subdivision investment securities for the nine-month period ended September 30, 2025 reflects $18 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United.

Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. The FOMC lowered its federal funds target interest rate by a total of 100 basis points in the last four months of 2024 and by 25 basis points in September 2025.
Taxable-equivalent net interest income increased $51 million in the recent quarter as compared with the second quarter of 2025 reflecting an additional day of earnings, favorable earning assets and interest-bearing liabilities repricing and the impact of $20 million of lower taxable-equivalent interest income in the second quarter of 2025 resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People’s United. The net interest margin increased 6 basis points over that same time period. The FOMC reduction in its federal funds target interest rate in September 2025 had little impact on the Company's taxable-equivalent net interest income for the three months ended September 30, 2025.
Taxable-equivalent net interest income for the first nine months of 2025 increased $40 million as compared with the same 2024 period. That increase reflects an 8 basis-point widening of the net interest margin driven by a decrease of 53 basis points in the cost of interest-bearing liabilities, partially offset by a 25 basis-point decline in the yield received on earning assets and a 20 basis-point reduction in the contribution of net interest-free funds. Contributing to lower yields on earning assets and rates paid on interest-bearing liabilities in the first nine months of 2025 as compared with the similar 2024 period was the impact of the FOMC's cumulative 100 basis-point reduction in its federal funds target interest rate during the last four months of 2024. Partially offsetting the decline in yields received on earning assets was an increase in the yields received on investment securities from the deployment of liquidity into fixed rate investment securities from early 2024 through September 2025 that yielded higher rates than maturing investment securities.
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

Interest rate swap agreements
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields received on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at September 30, 2025 and December 31, 2024.
INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
September 30, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$3,350	4.5	3.33%	4.25%
Fixed rate long-term borrowings — forward-starting	2,750	5.8	3.84	4.27
Total fair value hedges	6,100	5.1
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	14,600	1.0	3.79	4.29
Forward-starting	10,400	2.3	3.46	4.27
Total cash flow hedges	25,000	1.5
Total	$31,100	2.2
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	5.4	3.11%	5.07%
Fixed rate long-term borrowings — forward-starting	3,350	6.2	3.81	4.49
Fixed rate available for sale securities — active	15	0.1	4.84	4.36
Total fair value hedges	5,365	5.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	20,819	0.9	3.26	4.47
Forward-starting	10,000	3.0	3.72	4.49
Total cash flow hedges	30,819	1.6
Total	$36,184	2.2
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

INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended
	September 30, 2025		June 30, 2025
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(22)	-.04%	$(33)	-.07%
Interest expense	11	.03	11	.03
Net interest income/margin	$(33)	-.07%	$(44)	-.09%
Average notional amount (b)	$17,744		$20,347
Rate received (c)		3.68%		3.51%
Rate paid (c)		4.41		4.37

	Nine Months Ended
	September 30, 2025		September 30, 2024
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(108)	-.08%	$(288)	-.20%
Interest expense	31	.03	40	.04
Net interest income/margin	$(139)	-.10%	$(328)	-.23%
Average notional amount (b)	$20,614		$20,454
Rate received (c)		3.50%		3.25%
Rate paid (c)		4.40		5.35
__________________________________________________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the period.
Lending activities
The Company's lending activities reflect a shift in portfolio composition as the Company executed various strategies to lessen its relative concentration of commercial real estate loans throughout 2024 and to reduce the amount of criticized loans in this category through 2025. The following table summarizes changes in the components of average loans.
AVERAGE LOANS

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	Percentage Change	September 30, 2025	September 30, 2024	Percentage Change
Commercial and industrial	$61,716	$61,036	1%	$61,271	$58,256	5%
Real estate - commercial	24,353	25,333	-4	25,308	31,069	-19
Real estate - residential	24,359	23,684	3	23,744	23,045	3
Consumer:
Home equity lines and loans	4,674	4,598	2	4,613	4,571	1
Recreational finance	13,958	13,295	5	13,317	10,949	22
Automobile	5,235	5,225	—	5,120	4,408	16
Other	2,232	2,236	—	2,225	2,081	7
Total consumer	26,099	25,354	3	25,275	22,009	15
Total	$136,527	$135,407	1%	$135,598	$134,379	1%
Average loans totaled $136.5 billion in the third quarter of 2025, up $1.1 billion from the second quarter of 2025.
•Average commercial and industrial loans grew $680 million reflecting growth in loans to the financial and insurance industry. Loans to that industry include credit facilities to investment funds, mortgage lenders, real estate investment trusts and corporate and institutional borrowers.

•Commercial real estate loans decreased $980 million, reflecting a reduction of $1.1 billion of average construction commercial real estate loans, partially offset by a modest increase of average permanent commercial real estate loans. Contributing to the decline in average commercial real estate construction loans were payoffs and the full quarter impact of the sale of $661 million of out-of-footprint residential builder and developer loans in June 2025.
•Average residential real estate loans increased $675 million reflecting the retention of originated residential mortgage loans and purchases.
•Average consumer loans increased $745 million reflecting higher average balances of recreational finance loans of $663 million and home equity loans and lines of credit of $76 million.
In the first nine months of 2025, average loans increased $1.2 billion from the corresponding 2024 period.
•Average commercial and industrial loans increased $3.0 billion reflecting higher average balances of loans to financial and insurance companies and motor vehicle and recreational finance dealers.
•Average commercial real estate loans declined $5.8 billion as the Company executed various strategies to reduce its relative concentration of such loans. Average permanent and construction commercial real estate loans decreased by $3.8 billion and $1.9 billion, respectively.
•Average residential real estate loans grew $699 million reflecting the retention of originated residential mortgage loans and purchases.
•Average consumer loans increased $3.3 billion reflecting recreational finance and automobile average loan growth of $2.4 billion and $712 million, respectively.
Investing activities
The Company's investment securities portfolio is largely comprised of government-issued or guaranteed residential and commercial mortgage-backed securities and U.S. Treasury securities, but also includes municipal and other securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios. Information about the Company's average investment securities portfolio is presented in the following table.
AVERAGE INVESTMENT SECURITIES

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	Percentage Change	September 30, 2025	September 30, 2024	Percentage Change
Investment securities available for sale:
U.S. Treasury	$7,155	$7,966	-10%	$7,702	$8,040	-4%
Mortgage-backed securities (a)	15,481	13,079	18	13,435	5,419	148
Other debt securities	2	3	-32	3	144	-98
Total available for sale	22,638	21,048	8	21,140	13,603	55
Investment securities held to maturity:
U.S. Treasury	444	443	—	508	1,009	-50
Mortgage-backed securities (a)	10,247	10,504	-2	10,498	11,490	-9
State and political subdivisions	2,190	2,274	-4	2,259	2,448	-8
Other debt securities	1	1	-3	1	1	-13
Total held to maturity	12,882	13,222	-3	13,266	14,948	-11
Equity and other securities	1,039	1,065	-2	1,060	1,222	-13
Total investment securities	$36,559	$35,335	3%	$35,466	$29,773	19%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.

The investment securities portfolio averaged $36.6 billion in the third quarter of 2025, up $1.2 billion from the second quarter of 2025, and $35.5 billion for the nine months ended September 30, 2025, an increase of $5.7 billion from the similar 2024 period. Those increases reflect the deployment of liquidity into primarily fixed rate mortgage-backed investment securities classified in the Company's available-for-sale investment securities portfolio. As a result of the purchases of higher-yielding securities and the maturities of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased to 4.65% at September 30, 2025 and 4.50% at June 30, 2025 as compared with 4.08% at September 30, 2024. The weighted-average duration of the available-for-sale investment securities portfolio was 2.5 years at September 30, 2025 as compared with 2.6 years and 2.3 years at June 30, 2025 and September 30, 2024, respectively. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. There were no credit-related losses on debt investment securities recognized in each of the nine months ended September 30, 2025 and 2024. A further discussion of fair values of investment securities is included herein under the heading "Capital." Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $17.8 billion and $19.8 billion for the three-month periods ended September 30, 2025 and June 30, 2025, respectively, and $19.1 billion and $28.6 billion for the nine months ended September 30, 2025 and 2024, respectively. The amounts of other earning assets at those respective dates were primarily comprised of deposits held at the FRB of New York. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits, brokered deposits and additions to or maturities of investment securities or borrowings.
Funding activities - deposits
The most significant source of funding for the Company is core deposits. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s branch network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 78% and 79% of average earning assets for the quarters ended September 30, 2025 and June 30, 2025, respectively, and 78% and 77% for the nine months ended September 30, 2025 and 2024, respectively. The Company also includes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.
AVERAGE DEPOSITS

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	Percentage Change	September 30, 2025	September 30, 2024	Percentage Change
Noninterest-bearing deposits	$44,056	$45,153	-2%	$44,877	$47,498	-6%
Savings and interest-checking deposits	94,452	94,042	—	93,366	88,026	6
Time deposits of $250,000 or less	10,503	10,669	-2	10,554	12,029	-12
Total core deposits	149,011	149,864	-1	148,797	147,553	1

Time deposits greater than $250,000	3,001	3,053	-2	3,003	3,404	-12
Brokered savings and interest-checking deposits	10,208	9,921	3	10,041	8,353	20
Brokered time deposits	486	568	-14	609	3,705	-84
Total deposits	$162,706	$163,406	—%	$162,450	$163,015	—%

Total deposits averaged $162.7 billion in the recent quarter, down $700 million from the second quarter of 2025.
•Average core deposits decreased $853 million reflecting lower noninterest-bearing deposits largely driven by a single commercial customer, partially offset by higher average savings and interest-checking deposits.
•Average brokered deposits increased $205 million reflecting an increase in brokered savings and interest-checking deposits, partially offset by maturities of brokered time deposits.
In the first nine months of 2025, total average deposits decreased $565 million from the corresponding 2024 period.
•Average core deposits grew $1.2 billion due to higher average balances of savings and interest-checking deposits that reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products. Lower average balances of core time deposits reflected comparatively lower rates paid on those products.
•Average brokered deposits declined $1.4 billion reflecting a decrease in average brokered time deposits of $3.1 billion as those products matured. That decrease was partially offset by an increase in average brokered savings and interest-bearing transaction accounts of $1.7 billion reflecting changes in the Company's wholesale funding strategy.
The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended September 30, 2025 and June 30, 2025 and the nine months ended September 30, 2025 and 2024.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended September 30, 2025
Noninterest-bearing deposits	$10,280	$24,356	$8,772	$648	$44,056
Savings and interest-checking deposits	35,396	52,987	9,726	6,551	104,660
Time deposits	353	13,100	48	489	13,990
Total	$46,029	$90,443	$18,546	$7,688	$162,706

Three Months Ended June 30, 2025
Noninterest-bearing deposits	$11,337	$24,449	$8,868	$499	$45,153
Savings and interest-checking deposits	34,310	52,836	10,268	6,549	103,963
Time deposits	348	13,329	43	570	14,290
Total	$45,995	$90,614	$19,179	$7,618	$163,406

Nine Months Ended September 30, 2025
Noninterest-bearing deposits	$10,970	$24,342	$9,001	$564	$44,877
Savings and interest-checking deposits	34,510	52,508	9,719	6,670	103,407
Time deposits	356	13,154	44	612	14,166
Total	$45,836	$90,004	$18,764	$7,846	$162,450

Nine Months Ended September 30, 2024
Noninterest-bearing deposits	$12,648	$25,055	$9,094	$701	$47,498
Savings and interest-checking deposits	30,532	51,553	7,769	6,525	96,379
Time deposits	375	15,012	40	3,711	19,138
Total	$43,555	$91,620	$16,903	$10,937	$163,015

Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2025	June 30, 2025	September 30, 2025	September 30, 2024
Short-term borrowings:
Federal funds purchased and repurchase agreements	$83	$199	$122	$272
FHLB advances	2,761	3,128	2,891	4,799
Total short-term borrowings	2,844	3,327	3,013	5,071

Long-term borrowings:
Senior notes	9,332	8,066	8,515	6,866
FHLB advances	3	4	224	1,778
Subordinated notes	1,012	500	672	862
Junior subordinated debentures	400	402	404	541
Asset-backed notes	2,032	1,954	1,850	830
Other	10	10	10	10
Total long-term borrowings	12,789	10,936	11,675	10,887
Total borrowings	$15,633	$14,263	$14,688	$15,958
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. Average short-term borrowings in the third quarter of 2025 as compared with the second quarter of 2025, as well as for the nine months ended September 30, 2025 as compared with the similar 2024 period, were lower as a result of the Company's management of liquidity, including reductions in certain short-term wholesale funding sources.
The levels of long-term borrowings reflect the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization and prepare for proposed regulations enumerating certain long-term debt requirements as described in Part I, Item 1, "Resolution Planning and Resolution-Related Requirements" of M&T's 2024 Annual Report. The following table provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings for the three-month and nine-month periods ended September 30, 2025.
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Issuances (a):
Senior notes of M&T	$—	$750
Senior notes of M&T Bank	—	750
Subordinated notes of M&T	750	750
Asset-backed notes	—	1,296
Maturities/Redemptions (b):
FHLB advances	1	2,001
Senior notes of M&T Bank	—	750
Junior subordinated debentures of M&T associated with Preferred Capital Securities	—	34
__________________________________________________________________________________
(a)At par value.
(b)Excludes paydowns of asset-backed notes.
Additional information regarding borrowings is provided in notes 5 and 12 of Notes to Financial Statements.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $125 million was recorded in each of the third and second quarters of 2025. The provision for credit losses included $15 million and $20 million of provision for unfunded credit commitments in the third and second quarters of 2025, respectively. For the nine months ended September 30, 2025 and 2024, the Company recorded a provision for credit losses of $380 million and $470 million, respectively. The lower provision for credit losses in the first nine months of 2025 as compared with the similar 2024 period reflects improved credit performance of commercial real estate loans, partially offset by consumer loan growth.
A summary of the Company's net loan charge-offs by loan type and as an annualized percent of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	September 30, 2025		June 30, 2025
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$72	.46%	$38	.24%
Real estate:
Commercial	17	.33	21	.41
Residential builder and developer	—	—	—	—
Other commercial construction	4	.39	2	.19
Residential	—	—	—	.02
Consumer:
Home equity lines and loans	—	—	(1)	-.11
Recreational finance	24	.69	21	.62
Automobile	6	.46	3	.26
Other	23	4.07	24	4.34
Total	$146	.42%	$108	.32%

	Nine Months Ended
	September 30, 2025		September 30, 2024
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$139	.30%	$193	.44%
Real estate:
Commercial	57	.38	54	.30
Residential builder and developer	—	—	—	—
Other commercial construction	6	.19	11	.24
Residential	—	—	—	—
Consumer:
Home equity lines and loans	(1)	-.04	—	—
Recreational finance	76	.76	58	.70
Automobile	16	.41	10	.33
Other	75	4.53	69	4.45
Total	$368	.36%	$395	.39%

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Nonaccrual loans	$1,512	$1,573	$1,690	$1,926
Real estate and other foreclosed assets	37	30	35	37
Total nonperforming assets	$1,549	$1,603	$1,725	$1,963
Accruing loans past due 90 days or more (a)	$432	$496	$338	$288
Government-guaranteed loans included in totals above:
Nonaccrual loans	$71	$75	$69	$69
Accruing loans past due 90 days or more (a)	403	450	318	269
Loans 30-89 days past due	1,200	1,368	1,655	1,506

Nonaccrual loans as a percent of total loans	1.10%	1.16%	1.25%	1.42%
Nonperforming assets as a percent of total loans and real estate and other foreclosed assets	1.13	1.18	1.27	1.44
Accruing loans past due 90 days or more as a percent of total loans	.32	.36	.25	.21
Loans 30-89 days past due as a percent of total loans	.88	1.00	1.22	1.11
__________________________________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
Nonaccrual loans decreased $61 million from June 30, 2025 to September 30, 2025 reflecting modest declines in commercial and industrial, commercial real estate and residential real estate nonaccrual loans. As compared with December 31, 2024, the $178 million decline in nonaccrual loans at September 30, 2025 reflects a $154 million, $59 million and $29 million reduction in commercial real estate, consumer and residential real estate nonaccrual loans, respectively. Partially offsetting those declines was a $64 million increase in commercial and industrial nonaccrual loans. Approximately 37% of commercial and industrial and commercial real estate nonaccrual loans were considered current with respect to their payment status at September 30, 2025.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities included in accruing loans past due 90 days or more totaled $333 million at September 30, 2025, $377 million at June 30, 2025, $224 million at December 31, 2024 and $204 million at September 30, 2024. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal.
Approximately 72% of loans 30 to 89 days past due were less than 60 days delinquent at September 30, 2025, compared with 70% at June 30, 2025 and 73% at December 31, 2024. Additional information about past due and nonaccrual loans at September 30, 2025 and December 31, 2024 is included in note 4 of Notes to Financial Statements.

The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible “pass” loan grades while loans determined to have an elevated level of credit risk are designated as “criticized.” A criticized loan may be designated as “nonaccrual” if the Company no longer expects to collect all amounts owed under the terms of the loan agreement or the loan is delinquent 90 days or more. During 2025, the Company assessed loans to certain not-for-profit borrowers, government contractors and other commercial borrowers that may be impacted by immigration policies and enforcement, changes to government funding and reductions in the federal workforce. The Company is also monitoring commercial borrowers in certain industry sectors that may be impacted by international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing and construction companies. The Company has considered the information gathered in such reviews in its assignment of loan grades.
The Company continues to monitor its commercial real estate loan portfolio. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies impacting some property types and higher interest rates have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers, in particular those borrowers with loans secured by office properties, to refinance their obligations at loan maturity. Despite these challenges, the ability of borrowers to service loans secured by investor-owned real estate has generally improved in recent quarters. The LTV ratio is one of many factors considered in assessing overall portfolio risks and loss mitigation strategies for the investor-owned commercial real estate portfolio. In determining the LTV ratio, the Company considers cross-collateralization of all exposures secured by the supporting collateral and the estimated value of such collateral. Subsequent to the origination of commercial real estate loans, updated appraisals are obtained in the normal course of business for renewals, extensions and modifications to commitment levels. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current appraisals and estimates of value.
The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 128% of Tier 1 capital plus its allowable allowance for credit losses at September 30, 2025, compared with 129% at June 30, 2025, 136% at December 31, 2024 and 148% at September 30, 2024. The Company executed various strategies to lessen its relative concentration of investor-owned commercial real estate loans throughout 2024 and to reduce criticized loans in this category through 2025.

The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans by industry and commercial real estate loans by property type, respectively, at September 30, 2025 and December 31, 2024.
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	September 30, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance (a)	$12,084	$164	$24	$188	$11,479	$71	$35	$106
Services	7,689	225	104	329	7,409	247	112	359
Motor vehicle and recreational finance dealers	6,637	508	96	604	7,229	527	38	565
Manufacturing	6,241	331	75	406	6,077	394	116	510
Wholesale	4,246	319	78	397	4,057	334	28	362
Transportation, communications, utilities	3,755	185	65	250	3,567	286	62	348
Retail	3,114	178	20	198	3,097	66	17	83
Construction	2,206	192	36	228	2,143	155	44	199
Health services	1,780	51	29	80	1,892	207	36	243
Real estate investors	1,506	180	14	194	1,751	148	8	156
Other	1,568	98	49	147	1,773	109	39	148
Total commercial and industrial excluding owner-occupied real estate	$50,826	$2,431	$590	$3,021	$50,474	$2,544	$535	$3,079
Owner-occupied real estate by industry:
Services	$2,308	$120	$33	$153	$2,345	$153	$26	$179
Motor vehicle and recreational finance dealers	2,162	173	23	196	2,236	31	8	39
Retail	1,825	42	10	52	1,677	69	16	85
Health services	1,320	119	60	179	1,330	156	66	222
Wholesale	975	98	5	103	857	62	3	65
Manufacturing	783	79	14	93	809	73	24	97
Real estate investors	634	25	8	33	702	43	6	49
Other	1,054	46	17	63	1,051	54	12	66
Total owner-occupied real estate	11,061	702	170	872	11,007	641	161	802
Total	$61,887	$3,133	$760	$3,893	$61,481	$3,185	$696	$3,881

Criticized loans as a percent of total commercial and industrial loans				6.3%				6.3%
__________________________________________________________________________________
(a)Loans to the financial and insurance industry include credit facilities to investment funds, mortgage lenders, real estate investment trusts and corporate and institutional borrowers. Approximately 93% and 87% of outstanding financial and insurance loans were designated as loans to nondepository financial institutions as prescribed in regulatory guidance for the Company's consolidated financial report for bank holding companies at September 30, 2025 and December 31, 2024, respectively.

CRITICIZED COMMERCIAL REAL ESTATE LOANS

	September 30, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,548	$479	$65	$544	$5,628	$935	$114	$1,049
Retail/Service	4,320	659	76	735	4,747	673	80	753
Office	3,487	642	110	752	4,170	1,125	117	1,242
Industrial/Warehouse	2,175	79	10	89	1,926	143	13	156
Hotel	1,776	196	67	263	1,984	317	118	435
Health services	1,554	239	32	271	2,038	560	25	585
Other	202	30	1	31	287	30	1	31
Total permanent	20,062	2,324	361	2,685	20,780	3,783	468	4,251
Construction/Development	3,984	1,177	21	1,198	5,984	1,715	68	1,783
Total	$24,046	$3,501	$382	$3,883	$26,764	$5,498	$536	$6,034

Criticized loans as a percent of total commercial real estate loans				16.2%				22.6%
Commercial real estate loans weighted-average LTV ratio				56				56
Commercial real estate criticized loans weighted-average LTV ratio				66				63
Loans to financial and insurance companies, motor vehicle and recreational finance dealers and the retail industry contributed to the modest increase in commercial and industrial criticized loans from December 31, 2024 to September 30, 2025, partially offset by lower criticized loans to the health services, manufacturing and transportation, communications and utilities industries. The $2.2 billion decline in commercial real estate criticized loans from December 31, 2024 to September 30, 2025 spanned most property types and also reflected lower criticized construction and development loans. At September 30, 2025, approximately 96% of criticized accrual loans and 37% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate, the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For residential real estate-related loans, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Information about the location of nonaccrual loans secured by residential real estate at September 30, 2025 is presented in the following table.

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	September 30, 2025
		Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,896	$101	1.46%
Mid-Atlantic (b)	7,775	79	1.02
New England (c)	6,536	42	.64
Other	3,455	28	.80
Total	$24,662	$250	1.01%
First lien home equity loans and lines of credit:
New York	$744	$14	1.92%
Mid-Atlantic (b)	878	16	1.81
New England (c)	423	4	1.03
Other	23	3	11.94
Total	$2,068	$37	1.80%
Junior lien home equity loans and lines of credit:
New York	$895	$17	1.84%
Mid-Atlantic (b)	1,080	17	1.56
New England (c)	657	6	.87
Other	30	—	.81
Total	$2,662	$40	1.48%
__________________________________________________________________________________
(a)Includes $697 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $48 million.
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
NONACCRUAL CONSUMER LOANS

	September 30, 2025		December 31, 2024
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$77	1.62%	$81	1.77%
Recreational finance	29	.21	31	.25
Automobile	10	.18	12	.25
Other	4	.20	55	2.49
Total	$120	.46%	$179	.74%

Allowance for loan losses
Management determines the allowance for loan losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan portfolio. A description of the methodologies used by the Company to estimate its allowance for loan losses can be found in note 4 of Notes to Financial Statements.
In establishing the allowance for loan losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans with similar risk characteristics on a collective basis. For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolio by loan type. At the time of the Company’s analysis regarding the determination of the allowance for loan losses as of September 30, 2025 concerns existed about the impact of potential inflationary pressures and increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; slower economic growth in future quarters; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy; the potential for a prolonged period of U.S. federal government shutdown; downward pressures on commercial real estate values, especially in the office sector; the persistence of elevated interest rates impacting the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
The Company generally estimates current expected credit losses on loans with similar risk characteristics on a collective basis. To estimate expected losses, the Company utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. The Company’s approach for estimating current expected credit losses for loans at each reporting date included utilizing macroeconomic assumptions to project losses over a two-year reasonable and supportable forecast period. Subsequent to the forecast period, the Company reverted to longer-term historical loss experience, over a period of one year, to estimate expected credit losses over the remaining contractual life. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of September 30, 2025, June 30, 2025 and December 31, 2024, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments, primarily related to portfolio exposures to certain commercial and industrial borrowers and commercial real estate loans, were modestly lower at September 30, 2025 as compared with June 30, 2025 and December 31, 2024.
Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of September 30, 2025, June 30, 2025 and December 31, 2024 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR LOAN LOSSES MACROECONOMIC ASSUMPTIONS

	September 30, 2025			June 30, 2025			December 31, 2024
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.9%	5.2%		4.8%	5.3%		4.5%	4.7%
Real GDP growth rate	1.0	1.7	2.8%	.8	1.8	2.6%	1.3	1.7	3.0%
Commercial real estate price index growth/decline rate	-3.6	.7	-2.7	-2.5	-.4	-2.7	-2.9	1.4	-1.4
Home price index growth/ decline rate	-.1	2.3	2.2	-.2	2.1	1.9	-.1	2.4	2.3

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
ALLOWANCE FOR LOAN LOSSES SENSITIVITIES

September 30, 2025	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.1%	8.1%
Real GDP growth/decline rate	-2.5	1.3	-1.1%
Commercial real estate price index decline rate	-15.5	-6.6	-21.1
Home price index growth/decline rate	-9.0	2.4	-6.8
Potential upside economic scenario:
National unemployment rate	3.8	3.9
Real GDP growth rate	3.5	2.0	5.5
Commercial real estate price index growth rate	1.3	4.0	5.3
Home price index growth rate	4.4	4.1	8.7

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$233
Potential upside economic scenario	(110)
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

Management has assessed that the allowance for loan losses at September 30, 2025 appropriately reflected expected credit losses in the portfolio as of that date. A summary of the Company's allowance for loan losses by loan type and its reserve for unfunded credit commitments is presented in the following table.
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

(Dollars in millions)	September 30, 2025	June 30, 2025	December 31, 2024
Allowance for loan losses:
Commercial and industrial	$803	$793	$769
Real estate - commercial (a)	476	544	599
Real estate - residential	107	110	108
Consumer	775	750	708
Total	$2,161	$2,197	$2,184

Allowance for loan losses as a percent of total loans	1.58%	1.61%	1.61%
Allowance for loan losses as a percent of total nonaccrual loans (b)	143	140	129

Reserve for unfunded credit commitments (c)	$95	$80	$60
__________________________________________________________________________________
(a)Included in the allowance for loan losses were reserves allocated as a percent of commercial real estate loans secured by office properties of 4.65% at September 30, 2025, 4.54% at June 30, 2025 and 4.70% at December 31, 2024.
(b)Given the Company’s general position as a secured lender and its practice of charging off loan balances when collection is deemed doubtful, this ratio and changes in the ratio are generally not an indicative measure of the adequacy of the Company’s allowance for loan losses, nor does management rely upon this ratio in assessing the adequacy of the Company’s allowance for loan losses.
(c)Included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
The lower ratio of the allowance for loan losses as a percent of loans outstanding at September 30, 2025 as compared with June 30, 2025 and December 31, 2024, reflects lower levels of criticized commercial real estate loans. The level of the allowance reflects management’s evaluation of the loan portfolio using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for loan losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods. The reported level of the allowance for loan losses reflects management’s evaluation of the loan portfolio as of each respective date.
Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Mortgage banking revenues	$147	$130	$17	13%	$395	$319	$76	24%
Service charges on deposit accounts	141	137	4	2	411	383	28	7
Trust income	181	182	(1)	-1	540	500	40	8
Brokerage services income	34	31	3	9	97	91	6	7
Trading account and other non-hedging derivative gains	18	12	6	66	39	29	10	32
Gain (loss) on bank investment securities	1	—	1	—	1	(8)	9	—
Other revenues from operations	230	191	39	21	563	456	107	23
Total other income	$752	$683	$69	10%	$2,046	$1,770	$276	16%

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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$9	$8	$1	10%	$23	$23	$—	1%
Loan servicing fees	35	34	1	3	105	114	(9)	-8
Loan sub-servicing and other fees	64	55	9	17	159	92	67	72
Total loan servicing revenues	99	89	10	11	264	206	58	28
Total residential mortgage banking revenues	$108	$97	$11	11%	$287	$229	$58	25%
New commitments to originate loans for sale	$407	$322	$85	27%	$1,019	$1,092	$(73)	-7%

(Dollars in millions)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Balances at period end
Loans held for sale	$327	$222	$211	$242
Commitments to originate loans for sale	329	248	190	258
Commitments to sell loans	576	407	353	419
Capitalized mortgage servicing rights	305	326	368	389

Loans serviced for others	36,421	36,952	38,105	38,609
Loans sub-serviced for others (a)	161,785	157,608	111,544	112,695
Total loans serviced for others	$198,206	$194,560	$149,649	$151,304
__________________________________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were predominantly held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.
The higher balances of residential mortgage loans sub-serviced for others at September 30, 2025 and June 30, 2025 as compared with December 31, 2024 and September 30, 2024, and the corresponding increase in related revenues for the nine months ended September 30, 2025 as compared with the nine months ended September 30, 2024, reflect an arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial. The increase in residential mortgage banking revenues in the third quarter of 2025 as compared with the second quarter of 2025 reflects a rise in the level of delinquent loans sub-serviced for others, which generated higher sub-servicing fees.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$20	$14	$6	33%	$50	$35	$15	41%
Loan servicing fees and other	19	19	—	6	58	55	3	8
Total commercial mortgage banking revenues	$39	$33	$6	18%	$108	$90	$18	21%
Loans originated for sale to other investors	$1,051	$1,368	$(317)	-23%	$3,138	$2,861	$277	10%

(Dollars in millions)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Balances at period end
Loans held for sale	$278	$361	$310	$716
Commitments to originate loans for sale	1,074	659	479	825
Commitments to sell loans	1,292	1,017	789	1,521
Capitalized mortgage servicing rights	123	124	126	116

Loans serviced for others (a)	28,957	28,416	27,474	25,793
Loans sub-serviced for others	4,297	4,209	4,063	4,044
Total loans serviced for others	$33,254	$32,625	$31,537	$29,837
__________________________________________________________________________________
(a)Includes $4.4 billion at September 30, 2025, $4.3 billion at June 30, 2025, $4.2 billion at December 31, 2024 and $3.9 billion at September 30, 2024 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable.
The higher gains on commercial mortgage loans originated for sale in the recent quarter as compared with the second quarter of 2025 reflect higher margins on new commitments to originate commercial real estate loans for sale. The increase in gains on commercial mortgage loans originated for sale in the first three quarters of 2025 as compared with the similar 2024 period reflects increased volume of and higher margin on new commitments to originate commercial real estate loans for sale.
Service charges on deposit accounts
Service charges on deposit accounts for the first nine months of 2025 increased $28 million as compared with the first nine months of 2024 reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products.
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

TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Trust income
Institutional Services	$95	$96	$(1)	-2%	$285	$256	$29	11%
Wealth Management	85	85	—	1	252	241	11	5
Commercial	1	1	—	4	3	3	—	7
Total trust income	$181	$182	$(1)	-1%	$540	$500	$40	8%

(Dollars in millions)	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$67,447	$66,199	$65,798	$66,739
Proprietary mutual funds	15,833	14,543	14,461	15,092
Total assets under management	$83,280	$80,742	$80,259	$81,831
For the nine months ended September 30, 2025 trust income increased $40 million as compared with the similar 2024 period. Institutional Services trust income rose $29 million reflecting higher sales and fund management fees from its global capital markets business, while Wealth Management trust income increased $11 million reflecting comparatively favorable market performance associated with managed assets.
Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Letter of credit and other credit-related fees	$55	$58	$(3)	-5%	$162	$143	$19	13%
Merchant discount and credit card fees	51	50	1	—	140	130	10	7
Bank owned life insurance revenue (a)	21	17	4	21	56	47	9	17
Equipment operating lease income	12	14	(2)	-18	37	33	4	12
BLG income (b)	20	—	20	100	20	25	(5)	-20
Other	71	52	19	41	148	78	70	89
Total other revenues from operations	$230	$191	$39	21%	$563	$456	$107	23%
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
Other revenues from operations increased $39 million in the third quarter of 2025 as compared with the second quarter of 2025 reflecting a distribution of an earnout payment of $28 million related to the Company's 2023 sale of its CIT business, a $20 million distribution from M&T's investment in BLG and a $12 million gain on the sale of equipment leases each in the recent quarter, partially offset by gains on the sales of an out-of-footprint loan portfolio of $15 million and a subsidiary that specialized in institutional services of $10 million each in the second quarter of 2025.
In addition to the items noted in the previous paragraph, higher other revenues from operations in the first nine months of 2025 as compared with the first nine months of 2024 reflected increases in letter of credit and other credit-related fees, including higher loan syndication fees, and a rise in merchant discount and credit card interchange revenues.

Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Salaries and employee benefits	$833	$813	$20	2%	$2,533	$2,372	$161	7%
Equipment and net occupancy	129	130	(1)	—	391	379	12	3
Outside data processing and software	138	138	—	—	412	367	45	12
Professional and other services	81	86	(5)	-7	251	264	(13)	-5
FDIC assessments	13	22	(9)	-41	58	122	(64)	-53
Advertising and marketing	23	25	(2)	-8	70	74	(4)	-6
Amortization of core deposit and other intangible assets	10	9	1	—	32	40	(8)	-20
Other costs of operations	136	113	23	21	367	378	(11)	-3
Total other expense	$1,363	$1,336	$27	2%	$4,114	$3,996	$118	3%
Salaries and employee benefits
Quarterly trends in full-time equivalent employees are presented in the following table.
FULL-TIME EQUIVALENT EMPLOYEES

	Three Months Ended
	September 30, 2025	June 30, 2025	December 31, 2024	September 30, 2024
Average full-time equivalent employees	22,554	22,395	22,067	22,073
Full-time equivalent employees at period end	22,383	22,590	22,101	21,986
Salaries and employee benefits expense increased $20 million in the recent quarter as compared with the second quarter of 2025 reflecting higher severance-related expense.
Salaries and employee benefits expense increased $161 million in the nine months ended September 30, 2025 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases, a rise in staffing levels and an increase in incentive compensation. Also contributing to the increase was higher employee benefits expense, reflecting a rise in medical benefits expenses and an increase in severance-related expense.
Nonpersonnel expenses
Nonpersonnel expenses aggregated $530 million in the recent quarter, up from $523 million in the second quarter of 2025 reflecting higher expense associated with the Company's supplemental executive retirement savings plan due to market performance and an impairment of a renewable energy tax credit investment. Those unfavorable factors were partially offset by a decline in FDIC assessment expense reflecting a decrease in the FDIC's loss estimate associated with certain failed banks.
Nonpersonnel expenses decreased $43 million to $1.58 billion in the nine months ended September 30, 2025 as compared with $1.62 billion in the first nine months of 2024 reflecting lower FDIC assessment expense of $64 million, resulting from a reduction of special assessment expense and improved credit quality in the first nine months of 2025, and lower professional and other services expense. Those favorable factors were partially offset by a $45 million increase in outside data processing and software costs reflecting costs associated with enhancements to the Company's technology infrastructure, cybersecurity and financial recordkeeping and reporting systems.
Income Taxes
The provision for income taxes was $233 million in the third quarter of 2025, compared with $219 million in the second quarter of 2025. For the nine-month periods ended September 30, 2025 and 2024, the provision for income taxes was $629 million and $521 million, respectively. The Company's effective tax rates were 22.8% and 23.4% for the quarters ended September 30, 2025 and June 30, 2025, respectively, and 23.1% and 21.5% for the nine-month periods ended September 30, 2025 and 2024, respectively. The income tax expense for the nine months ended

September 30, 2024 reflects a $17 million net discrete tax benefit related to the resolution of an income tax matter inherited from the acquisition of People's United, and a $14 million discrete tax benefit related to certain tax credits claimed on a prior year tax return. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. New federal tax legislation was signed into law on July 4, 2025, which includes a broad range of tax reform provisions. The Company does not expect the new legislation will have a material impact on its effective tax rate.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expanding the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $149.8 billion at September 30, 2025, up from $147.5 billion at December 31, 2024. The higher level of core deposits at September 30, 2025 reflects higher savings and interest-checking deposits, partially offset by lower noninterest-bearing deposits and core time deposits.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At September 30, 2025 and December 31, 2024, long-term borrowings aggregated $12.9 billion and $12.6 billion, respectively, and short-term borrowings aggregated $2.1 billion and $1.1 billion, respectively. Information about the Company's borrowings is included in note 5 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. Brokered deposits, comprised predominantly of brokered savings and interest-checking deposit accounts, totaled 7% of the Company's total deposit base at each of September 30, 2025 and December 31, 2024. The Company actively adjusts its wholesale funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile.
Total uninsured deposits were estimated to be $75.6 billion at September 30, 2025 and $73.0 billion at December 31, 2024. Approximately $10.5 billion and $9.1 billion of those uninsured deposits were collateralized by the Company at September 30, 2025 and December 31, 2024, respectively. The Company maintains available liquidity sources, which at September 30, 2025 represented approximately 133% of uninsured deposits that are not collateralized by the Company.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 94% of the Company's debt securities portfolio at September 30, 2025. The weighted-average durations of debt investment securities available for sale and held to maturity at September 30, 2025 were 2.5 years and 5.4 years, respectively.

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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2025 approximately $2.5 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" of M&T's 2024 Annual Report and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of September 30, 2025, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 39 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. As described in Part I, Item 1, "Liquidity" of M&T's 2024 Annual Report, the Federal Reserve and other federal banking regulators established the LCR as a uniform measure to ensure banking organizations hold sufficient amounts of cash and unencumbered high-quality liquid assets to cover net cash outflows over a 30-day liquidity stress period. As a Category IV institution with less than a $50 billion balance of weighted short-term wholesale funding, M&T is not subject to the LCR. M&T, however, estimates that its LCR on September 30, 2025 was 108%, exceeding the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.

The table that follows is a summary of the Company's available sources of liquidity as of September 30, 2025 and December 31, 2024.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	September 30, 2025	December 31, 2024
Deposits at the FRB of New York	$16,697	$18,805
Unused secured borrowing facilities:
FRB of New York	25,069	24,546
FHLB of New York	17,779	17,655
Unencumbered investment securities (after estimated haircuts)	26,774	24,019
Total	$86,319	$85,025
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
Market Risk and Interest Rate Sensitivity
Market risk is the risk of loss from adverse changes in the market prices and/or interest rates of the Company’s financial instruments. A primary market risk the Company is exposed to is interest rate risk. Interest rate risk arises from the Company’s core banking activities of lending and deposit-taking, because assets and liabilities reprice at different times and by different amounts as interest rates change. As a result, net interest income earned by the Company is subject to the effects of changing interest rates. The Company measures interest rate risk by calculating the variability of net interest income in future periods under various interest rate scenarios using projected balances for earning assets, interest-bearing liabilities and derivatives used to hedge interest rate risk. Management’s philosophy toward interest rate risk management is to generally limit the variability of net interest income.
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- or off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At September 30, 2025, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $17.9 billion. In addition, the Company has entered into $13.2 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Taxable-equivalent Net Interest Income” and in note 11 of Notes to Financial Statements.
The accompanying table as of September 30, 2025 and December 31, 2024 displays the estimated impact on net interest income in the base scenarios described herein resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
(Dollars in millions)	September 30, 2025	December 31, 2024
Changes in interest rates
+200 basis points	$(78)	$(4)
+100 basis points	(19)	16
-100 basis points	17	(36)
-200 basis points	—	(81)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Variations in amounts presented since December 31, 2024 reflect changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 50 basis points in September 2024 followed by additional reductions of 25 basis points in each of November and December 2024 and September 2025. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through the third quarter of 2025 approximated 52%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -4.8% and 2.2%, respectively, at September 30, 2025, and -5.1% and 2.5%, respectively, at December 31, 2024.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 13 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $192 million and $451 million, respectively, at September 30, 2025 and $206 million and $787 million, respectively, at December 31, 2024. The fair value of asset and liability amounts at September 30, 2025 have been reduced by contractual settlements of $379 million and $33 million, respectively, and at December 31, 2024 have been reduced by contractual settlements of $686 million and $15 million, respectively. The amounts recorded in the Consolidated Balance Sheet associated with the Company's non-hedging derivative activities at September 30, 2025 and December 31, 2024 primarily reflect changes in values associated with interest rate swap agreements entered into with commercial customers and financial institutions that are not subject to periodic variation margin settlement payments.
Trading account assets were $95 million at September 30, 2025 and $101 million at December 31, 2024 and were comprised of mutual funds and other assets related to certain deferred compensation plans and non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Changes in the fair values of such assets are recorded as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Changes in the valuation of the related liabilities, which are included in Accrued interest and other liabilities in the Consolidated Balance Sheet, are recognized in Other costs of operations in the Consolidated Statement of Income.
Given the Company's policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at September 30, 2025, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	September 30, 2025	December 31, 2024	September 30, 2024
Preferred stock	$2,394	$2,394	$2,394
Common shareholders' equity	26,334	26,633	26,482
Total shareholders' equity	$28,728	$29,027	$28,876
Per share:
Common shareholders’ equity	$170.43	$160.90	$159.38
Tangible common shareholders’ equity (a)	115.31	109.36	107.97
Ratios:
Shareholders' equity to total assets	13.60%	13.95%	13.63%
Tangible common shareholders' equity to tangible assets (a)	8.79	9.07	8.83
Cash dividends declared for quarter ended:
Common stock (b)	$234	$226	$226
Common stock per share	1.50	1.35	1.35
Preferred stock (b)	36	35	47
__________________________________________________________________________________
(a)Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.
(b)Cash dividends on common stock were $670 million and $671 million and preferred stock dividends were $107 million and $99 million for the nine months ended September 30, 2025 and 2024, respectively.

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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	September 30, 2025	December 31, 2024	September 30, 2024
Investment securities unrealized gains (losses), net (a)	$121	$(153)	$51
Cash flow hedges unrealized gains (losses), net (b)	68	(101)	45
Defined benefit plans adjustments, net (c)	93	98	(119)
Other, net	(5)	(8)	(4)
Total	$277	$(164)	$(27)

Accumulated other comprehensive income (loss), net, per common share	$1.80	$(0.99)	$(0.16)
__________________________________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 11 of Notes to Financial Statements.
(c)Refer to note 8 of Notes to Financial Statements.
On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 2.1 million shares of its common stock in the recent quarter at an average cost per share of $193.46 resulting in a total cost of $409 million and 6.1 million shares of its common stock at an average cost per share of $175.93 resulting in a total cost of $1.1 billion in the second quarter of 2025. During the first nine months of 2025 and 2024, M&T repurchased 11.6 million and 1.2 million shares of its common stock at an average cost per share of $183.85 and $166.40 resulting in a total cost of $2.2 billion and $200 million, respectively. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
M&T and its subsidiary banks are required to comply with applicable Capital Rules which prescribe minimum capital ratios. Capital Rules require buffers in addition to these minimum risk-based capital ratios. M&T is subject to an SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. M&T's SCB at September 30, 2025 was 3.8%. In June 2025, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2025, M&T's SCB of 2.7% became effective. The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2025 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	Regulatory Minimum (a)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1 capital	4.50%	10.99%	12.24%	287.04%
Tier 1 capital	6.00	12.49	12.24	287.04
Total capital	8.00	14.35	14.03	287.33
Tier 1 leverage	4.00	9.84	9.64	89.31
RWA		$159,536	$158,989	$232
__________________________________________________________________________________
(a)Exclusive of required buffers as applicable.

Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $74 million at September 30, 2025. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2024 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at September 30, 2025. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at September 30, 2025 covered projected cash outflows for 39 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
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
As described in Part I, Item 1, "Capital Requirements" of M&T's 2024 Annual Report, on July 27, 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. Management continues to evaluate the impact of the proposed rules on the regulatory capital requirements of M&T and its subsidiary banks. At September 30, 2025, the inclusion of accumulated other comprehensive income components related to investment securities available for sale and defined benefit plan liability adjustments would have increased the Company's CET1 capital ratio by 13 basis points.
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
NET INCOME (LOSS) BY REPORTABLE SEGMENT

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Net income (loss)
Commercial Bank	$228	$231	$(3)	-1%	$690	$645	$45	7%
Retail Bank	376	375	1	—	1,098	1,364	(266)	-20
Institutional Services and Wealth Management	142	128	14	12	391	409	(18)	-4
All Other	46	(18)	64	—	(87)	(511)	424	83
Total net income	$792	$716	$76	11%	$2,092	$1,907	$185	10%

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
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Income Statement
Net interest income	$539	$531	$8	2%	$1,599	$1,652	$(53)	-3%
Noninterest income	209	205	4	2	587	487	100	21
Total revenue	748	736	12	2	2,186	2,139	47	2
Provision for credit losses	72	60	12	20	168	193	(25)	-13
Noninterest expense	366	363	3	1	1,080	1,062	18	2
Income before taxes	310	313	(3)	-1	938	884	54	6
Income taxes	82	82	—	-1	248	239	9	4
Net income	$228	$231	$(3)	-1%	$690	$645	$45	7%
Average Balance Sheet
Loans:
Commercial and industrial	$54,188	$53,549	$639	1%	$53,770	$50,442	$3,328	7%
Real estate - commercial	22,682	23,655	(973)	-4	23,624	29,170	(5,546)	-19
Real estate - residential	445	414	31	8	419	437	(18)	-4
Consumer	21	20	1	7	20	25	(5)	-21
Total loans	$77,336	$77,638	$(302)	—%	$77,833	$80,074	$(2,241)	-3%
Deposits:
Noninterest-bearing	$10,280	$11,337	$(1,057)	-9%	$10,970	$12,648	$(1,678)	-13%
Interest-bearing	35,749	34,658	1,091	3	34,866	30,907	3,959	13
Total deposits	$46,029	$45,995	$34	—%	$45,836	$43,555	$2,281	5%
The Commercial Bank segment’s net income in the third quarter of 2025 declined slightly from the second quarter of 2025.
•Net interest income increased $8 million reflecting an expansion of the net interest margin on loans of 4 basis points and the impact of one additional day in the recent quarter, partially offset by a narrowing of the net interest margin on deposits of 5 basis points.
•A modest rise in noninterest income reflected higher commercial mortgage banking revenues and a gain on the sale of equipment leases in the recent quarter, partially offset by a gain on the sale of an out-of-footprint residential builder and developer loan portfolio in the second quarter of 2025.
•The provision for credit losses increased $12 million reflecting higher net charge offs of commercial and industrial loans.
•Average loans declined $302 million reflecting payoffs and paydowns of commercial real estate loans and the full-quarter impact of the sale of an out-of-footprint residential builder and developer loan portfolio in the second quarter of 2025, partially offset by higher average balances of commercial and industrial loans reflecting growth in loans to the financial and insurance industry.
•Average deposits were essentially unchanged reflecting higher average savings and interest-checking deposit balances, partially offset by lower noninterest-bearing deposits largely driven by a single commercial customer.

Net income for the Commercial Bank segment increased $45 million in the first nine months of 2025 as compared with the first nine months of 2024.
•Net interest income decreased $53 million reflecting a narrowing of the net interest margin on deposits of 23 basis points and a decline in average loans of $2.2 billion, partially offset by higher average deposits of $2.3 billion.
•Noninterest income increased $100 million due to higher other revenues from operations of $59 million, reflecting a rise in credit-related fees of $19 million, a $15 million gain on the sale of an out-of-footprint residential builder and developer loan portfolio and a $12 million gain on the sale of equipment leases. Also contributing to that increase was higher commercial mortgage banking revenues of $18 million, a rise in service charges on commercial deposit accounts of $13 million and an increase in trading account and other non-hedging derivative gains of $10 million.
•The provision for credit losses decreased $25 million reflecting lower net charge-offs of commercial and industrial loans, partially offset by a higher provision for unfunded credit commitments.
•Noninterest expense increased $18 million reflecting higher personnel-related expenses and outside data processing and software costs.
•Average loans decreased $2.2 billion reflecting a reduction in average commercial real estate loans, partially offset by higher average commercial and industrial loans reflecting growth in loans to financial and insurance companies and motor vehicle and recreational finance dealers.
•Average deposits grew $2.3 billion reflecting growth in average savings and interest-checking deposits, partially offset by a decline in average noninterest-bearing deposits.
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

RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Income Statement
Net interest income	$999	$988	$11	1%	$2,959	$3,248	$(289)	-9%
Noninterest income	249	234	15	6	691	606	85	14
Total revenue	1,248	1,222	26	2	3,650	3,854	(204)	-5
Provision for credit losses	70	71	(1)	-1	220	202	18	9
Noninterest expense	676	648	28	4	1,960	1,815	145	8
Income before taxes	502	503	(1)	—	1,470	1,837	(367)	-20
Income taxes	126	128	(2)	-1	372	473	(101)	-21
Net income	$376	$375	$1	—%	$1,098	$1,364	$(266)	-20%
Average Balance Sheet
Loans:
Commercial and industrial	$6,322	$6,236	$86	1%	$6,324	$6,936	$(612)	-9%
Real estate - commercial	1,639	1,647	(8)	—	1,653	1,859	(206)	-11
Real estate - residential	21,560	20,980	580	3	21,040	20,623	417	2
Consumer	25,331	24,541	790	3	24,476	21,238	3,238	15
Total loans	$54,852	$53,404	$1,448	3%	$53,493	$50,656	$2,837	6%
Deposits:
Noninterest-bearing	$24,356	$24,449	$(93)	—%	$24,342	$25,055	$(713)	-3%
Interest-bearing	66,087	66,165	(78)	—	65,662	66,565	(903)	-1
Total deposits	$90,443	$90,614	$(171)	—%	$90,004	$91,620	$(1,616)	-2%
The Retail Bank segment’s net income was relatively unchanged in the third quarter of 2025 as compared with the second quarter of 2025.
•Net interest income increased $11 million reflecting higher average balances of loans of $1.4 billion and the impact of one additional day in the recent quarter.
•Noninterest income increased $15 million reflecting higher residential mortgage loan sub-servicing revenues.
•Noninterest expense increased $28 million reflecting higher other costs of operations, an increase in equipment and net occupancy costs and a rise in centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Bank segment.
•Average loans increased $1.4 billion reflecting higher average consumer loans, due to recreational finance and automobile loan growth, and a rise in average residential real estate loans resulting from the retention of originated residential mortgage loans and purchases.
•Average deposits reflect a modest decline in the recent quarter.
Net income for the Retail Bank segment decreased $266 million in the first nine months of 2025 as compared with the similar 2024 period.
•Net interest income declined $289 million reflecting a narrowing of the net interest margin on deposits of 44 basis points and lower average balances of those deposits of $1.6 billion, partially offset by a widening of the net interest margin on loans of 4 basis points and higher average balances of those loans of $2.8 billion.
•Noninterest income increased $85 million reflecting higher residential mortgage loan sub-servicing revenues related to the arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial, and an increase in service charges on retail deposit accounts.
•The provision for credit losses rose $18 million reflecting higher net charge-offs of indirect consumer loans.

•Noninterest expense increased $145 million due to higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Bank segment of $117 million and a rise in personnel-related costs of $24 million.
•Average loans rose $2.8 billion reflecting recreational finance and automobile average loan growth.
•Lower average deposits reflect the maturity of customer time deposit accounts and lower noninterest-bearing deposits, partially offset by growth in average savings and interest-checking deposits.
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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Income Statement
Net interest income	$163	$166	$(3)	-2%	$500	$565	$(65)	-12%
Noninterest income	244	225	19	9	678	602	76	13
Total revenue	407	391	16	4	1,178	1,167	11	1
Provision for credit losses	—	2	(2)	—	5	6	(1)	-20
Noninterest expense	217	217	—	—	649	610	39	6
Income before taxes	190	172	18	12	524	551	(27)	-5
Income taxes	48	44	4	12	133	142	(9)	-6
Net income	$142	$128	$14	12%	$391	$409	$(18)	-4%
Average Balance Sheet
Loans:
Commercial and industrial	$1,007	$989	$18	2%	$962	$739	$223	30%
Real estate - commercial	32	31	1	6	31	40	(9)	-22
Real estate - residential	2,354	2,290	64	3	2,285	1,985	300	15
Consumer	747	793	(46)	-6	779	734	45	6
Total loans	$4,140	$4,103	$37	1%	$4,057	$3,498	$559	16%
Deposits:
Noninterest-bearing	$8,772	$8,868	$(96)	-1%	$9,001	$9,094	$(93)	-1%
Interest-bearing	9,774	10,311	(537)	-5	9,763	7,809	1,954	25
Total deposits	$18,546	$19,179	$(633)	-3%	$18,764	$16,903	$1,861	11%
The Institutional Services and Wealth Management segment’s net income increased $14 million in the third quarter of 2025 as compared with the second quarter of 2025.
•Noninterest income increased $19 million reflecting a $28 million distribution in the recent quarter of an earnout payment related to the Company's sale of its CIT business in 2023, partially offset by a $10 million gain on the sale of a subsidiary that specialized in institutional services in the second quarter of 2025.
Net income for the Institutional Services and Wealth Management segment decreased $18 million for the nine months ended September 30, 2025 as compared with the similar 2024 period.
•Net interest income decreased $65 million reflecting a 92 basis-point narrowing of the net interest margin on deposits, partially offset by higher average balances of those deposits.

•Noninterest income increased $76 million reflecting higher trust income of $40 million resulting from increased sales and fund management fees from the segment's global capital markets business and higher fee income from its Wealth Management business, reflecting comparatively favorable market performance associated with managed assets. Also contributing to that increase was the distribution of an earnout payment related to the Company's sale of its CIT business in 2023 and the gain on the sale of a subsidiary that specialized in institutional services each in the first nine months of 2025.
•Noninterest expense rose $39 million reflecting a rise in personnel-related expenses and centrally-allocated costs associated with data processing, risk management and other support services provided to the Institutional Services and Wealth Management segment.
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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2025	June 30, 2025	Amount	%	September 30, 2025	September 30, 2024	Amount	%
Income Statement
Net interest income (expense)	$60	$28	$32	109%	$111	$(341)	$452	—%
Noninterest income	50	19	31	175	90	75	15	21
Total revenue (expense)	110	47	63	135	201	(266)	467	—
Provision for credit losses	(17)	(8)	(9)	-92	(13)	69	(82)	—
Noninterest expense	104	108	(4)	-4	425	509	(84)	-17
Loss before taxes	23	(53)	76	—	(211)	(844)	633	75
Income taxes	(23)	(35)	12	31	(124)	(333)	209	63
Net income (loss)	$46	$(18)	$64	—%	$(87)	$(511)	$424	83%
The “All Other” category net income was $46 million in the third quarter of 2025 as compared with a net loss of $18 million in the second quarter of 2025.
•Net interest income increased $32 million due to the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and lower net interest expense from interest rate swap agreements entered into for interest rate risk management purposes.
•Noninterest income rose $31 million reflecting a $20 million distribution from M&T's investment in BLG in the recent quarter.
•Noninterest expense declined modestly reflecting a reduction of FDIC special assessment expense, lower professional and other services expense and a decrease in equipment and net occupancy costs, partially offset by an increase in other costs of operations reflecting an impairment of a renewable energy tax credit investment in the recent quarter.

The net loss recorded for the "All Other" category was $87 million for the first nine months of 2025 as compared with a net loss of $511 million in the similar 2024 period.
•Net interest income increased $452 million due to the favorable impact from the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and lower net interest expense from interest rate swap agreements entered into for interest rate risk management purposes.
•Noninterest income increased $15 million reflecting higher tax-exempt income from bank owned life insurance in the 2025 period and realized losses on sales of certain non-agency investment securities in the first nine months of 2024, partially offset by lower distributions from M&T's investment in BLG of $5 million.
•The $82 million decrease in the provision for credit losses reflects the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense decreased $84 million reflecting a decline in FDIC assessments resulting from lower special assessment expense and improved credit quality.
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
While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation: economic conditions and growth rates, including inflation and market volatility; events, developments, and current conditions in the financial services industry, including trust, brokerage and investment management businesses; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company's credit ratings; domestic or international political developments and other geopolitical events, including trade and tariff policies and international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding and common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-, brokerage-, and investment management-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the initiation and outcome of potential, pending and future litigation, investigations and governmental proceedings, including tax-related examinations and other matters; operational risk events, including loss resulting from fraud by employees or persons outside M&T and breaches in data and cybersecurity; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T Bank Corporation and Subsidiaries
Table 1
QUARTERLY TRENDS

	2025 Quarters			2024 Quarters
	Third	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share)
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,692	$2,618	$2,572	$2,719	$2,798	$2,802	$2,757
Interest expense	919	896	865	979	1,059	1,071	1,065
Net interest income	1,773	1,722	1,707	1,740	1,739	1,731	1,692
Less: Provision for credit losses	125	125	130	140	120	150	200
Other income	752	683	611	657	606	584	580
Less: Other expense	1,363	1,336	1,415	1,363	1,303	1,297	1,396
Income before income taxes	1,037	944	773	894	922	868	676
Applicable income taxes	233	219	177	201	188	200	133
Taxable-equivalent adjustment	12	9	12	12	13	13	12
Net income	$792	$716	$584	$681	$721	$655	$531
Net income available to common shareholders-diluted	$754	$679	$547	$644	$674	$626	$505
Per common share data:
Basic earnings	4.85	4.26	3.33	3.88	4.04	3.75	3.04
Diluted earnings	4.82	4.24	3.32	3.86	4.02	3.73	3.02
Cash dividends	1.50	1.35	1.35	1.35	1.35	1.35	1.30
Average common shares outstanding:
Basic	155,558	159,221	164,209	165,838	166,671	166,951	166,460
Diluted	156,553	160,005	165,047	166,969	167,567	167,659	167,084
Performance ratios
Annualized return on:
Average assets	1.49%	1.37%	1.14%	1.28%	1.37%	1.24%	1.01%
Average common shareholders’ equity	11.45	10.39	8.36	9.75	10.26	9.95	8.14
Net interest margin on average earning assets (taxable-equivalent basis)	3.68	3.62	3.66	3.58	3.62	3.59	3.52
Nonaccrual loans to total loans	1.10	1.16	1.14	1.25	1.42	1.50	1.71
Net operating (tangible) results (a)
Net operating income	$798	$724	$594	$691	$731	$665	$543
Diluted net operating income per common share	4.87	4.28	3.38	3.92	4.08	3.79	3.09
Annualized return on:
Average tangible assets	1.56%	1.44%	1.21%	1.35%	1.45%	1.31%	1.08%
Average tangible common shareholders’ equity	17.13	15.54	12.53	14.66	15.47	15.27	12.67
Efficiency ratio (b)	53.6	55.2	60.5	56.8	55.0	55.3	60.8
Balance sheet data
Average balances:
Total assets (c)	$211,053	$210,261	$208,321	$211,853	$209,581	$211,981	$211,478
Total tangible assets (c)	202,533	201,733	199,791	203,317	201,031	203,420	202,906
Earning assets	190,920	190,535	189,116	193,106	191,366	193,676	193,135
Investment securities	36,559	35,335	34,480	33,679	31,023	29,695	28,587
Loans	136,527	135,407	134,844	135,723	134,751	134,588	133,796
Deposits	162,706	163,406	161,220	164,639	161,505	163,491	164,065
Borrowings	15,633	14,263	14,154	14,228	15,428	16,452	16,001
Common shareholders’ equity (c)	26,189	26,272	26,604	26,313	26,160	25,340	25,008
Tangible common shareholders’ equity (c)	17,669	17,744	18,074	17,777	17,610	16,779	16,436
At end of quarter:
Total assets (c)	211,277	211,584	210,321	208,105	211,785	208,855	215,137
Total tangible assets (c)	202,761	203,060	201,789	199,574	203,243	200,302	206,574
Earning assets	190,684	191,074	190,463	188,606	192,766	189,787	195,712
Investment securities	36,864	35,568	35,137	34,051	32,327	29,894	28,496
Loans	136,974	136,116	134,574	135,581	135,920	135,002	134,973
Deposits	163,426	164,453	165,409	161,095	164,554	159,910	167,196
Borrowings	14,987	14,451	12,069	13,665	14,188	16,083	16,245
Common shareholders’ equity (c)	26,334	26,131	26,597	26,633	26,482	25,680	25,158
Tangible common shareholders’ equity (c)	17,818	17,607	18,065	18,102	17,940	17,127	16,595
Equity per common share	170.43	166.94	163.62	160.90	159.38	153.57	150.90
Tangible equity per common share	115.31	112.48	111.13	109.36	107.97	102.42	99.54
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

M&T Bank Corporation and Subsidiaries
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2025 Quarters			2024 Quarters
(Dollars in millions, except per share)	Third	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$792	$716	$584	$681	$721	$655	$531
Amortization of core deposit and other intangible assets (a)	6	8	10	10	10	10	12
Net operating income	$798	$724	$594	$691	$731	$665	$543
Earnings per common share
Diluted earnings per common share	$4.82	$4.24	$3.32	$3.86	$4.02	$3.73	$3.02
Amortization of core deposit and other intangible assets (a)	.05	.04	.06	.06	.06	.06	.07
Diluted net operating earnings per common share	$4.87	$4.28	$3.38	$3.92	$4.08	$3.79	$3.09
Other expense
Other expense	$1,363	$1,336	$1,415	$1,363	$1,303	$1,297	$1,396
Amortization of core deposit and other intangible assets	(10)	(9)	(13)	(13)	(12)	(13)	(15)
Noninterest operating expense	$1,353	$1,327	$1,402	$1,350	$1,291	$1,284	$1,381
Efficiency ratio
Noninterest operating expense (numerator)	$1,353	$1,327	$1,402	$1,350	$1,291	$1,284	$1,381
Taxable-equivalent net interest income	$1,773	$1,722	$1,707	$1,740	$1,739	$1,731	$1,692
Other income	752	683	611	657	606	584	580
Less: Gain (loss) on bank investment securities	1	—	—	18	(2)	(8)	2
Denominator	$2,524	$2,405	$2,318	$2,379	$2,347	$2,323	$2,270
Efficiency ratio	53.6%	55.2%	60.5%	56.8%	55.0%	55.3%	60.8%
Balance sheet data
Average assets
Average assets	$211,053	$210,261	$208,321	$211,853	$209,581	$211,981	$211,478
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(79)	(89)	(92)	(100)	(113)	(126)	(140)
Deferred taxes	24	26	27	29	28	30	33
Average tangible assets	$202,533	$201,733	$199,791	$203,317	$201,031	$203,420	$202,906
Average common equity
Average total equity	$28,583	$28,666	$28,998	$28,707	$28,725	$27,745	$27,019
Preferred stock	(2,394)	(2,394)	(2,394)	(2,394)	(2,565)	(2,405)	(2,011)
Average common equity	26,189	26,272	26,604	26,313	26,160	25,340	25,008
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(79)	(89)	(92)	(100)	(113)	(126)	(140)
Deferred taxes	24	26	27	29	28	30	33
Average tangible common equity	$17,669	$17,744	$18,074	$17,777	$17,610	$16,779	$16,436
At end of quarter
Total assets
Total assets	$211,277	$211,584	$210,321	$208,105	$211,785	$208,855	$215,137
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(74)	(84)	(93)	(94)	(107)	(119)	(132)
Deferred taxes	23	25	26	28	30	31	34
Total tangible assets	$202,761	$203,060	$201,789	$199,574	$203,243	$200,302	$206,574
Total common equity
Total equity	$28,728	$28,525	$28,991	$29,027	$28,876	$28,424	$27,169
Preferred stock	(2,394)	(2,394)	(2,394)	(2,394)	(2,394)	(2,744)	(2,011)
Common equity	26,334	26,131	26,597	26,633	26,482	25,680	25,158
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(74)	(84)	(93)	(94)	(107)	(119)	(132)
Deferred taxes	23	25	26	28	30	31	34
Total tangible common equity	$17,818	$17,607	$18,065	$18,102	$17,940	$17,127	$16,595
__________________________________________________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rules 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2025.
(b) Changes in internal control over financial reporting. M&T regularly assesses and enhances its internal control over financial reporting. The Company is conducting a multi-phase implementation of new financial recordkeeping and reporting systems, including its general ledger and certain subledger platforms. In conjunction therewith the Company has and will continue to change certain processes and internal controls over financial reporting. No changes have been identified during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Part II. Other Information
Item 1. Legal Proceedings.
Refer to note 14 of Notes to Financial Statements filed herewith in Part I, Item 1, “Financial Statements (Unaudited)” regarding legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in risk factors relating to the Company to those disclosed in response to Part I, Item 1A of M&T's 2024 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Equity Securities
(Dollars in millions, except per share)	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (c)
July 1 - July 31, 2025	353,368	$196.14	329,766	$2,194
August 1 - August 31, 2025	1,244,714	192.99	1,243,699	1,954
September 1 - September 30, 2025	518,520	200.80	517,762	1,850
Total	2,116,602	$195.43	2,091,227
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a) – (b) Not applicable.
(c) The following provides a description of Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the three months ended September 30, 2025, by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act:
On September 9, 2025, René F. Jones, Chairman and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement will terminate on or before June 30, 2026. Under the arrangement, a maximum aggregate number of 124,679 vested stock options may be exercised, and the underlying shares will be held by Mr. Jones after the withholding of shares to cover the cost of the exercise price of the options and tax obligations (also known as a net exercise and hold settlement). The arrangement does not provide for the sale of shares. Transactions under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1 and expiration of any prior trading arrangement.
No executive officers and no directors terminated or modified a Rule 10b5-1 trading arrangement in the three months ended September 30, 2025.
Certain executive officers and directors have made elections to participate in, and are participating in, the Company's tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).
Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 has been formatted in Inline XBRL.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: October 27, 2025	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer