Form 10-K
period 2025-12-31
M&T BANK CORP
filed 2026-02-18
CIK 36270

t
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________________________________________
Form 10-K
__________________________________________________________________________________

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
Commission file number 1-9861
_________________________________________________________________________________
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)
__________________________________________________________________________________

New York (State of incorporation)	16-0968385 (I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York (Address of principal executive offices)	14203 (Zip Code)
Registrant’s telephone number, including area code:
716-635-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange
Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series J	MTBPrJ	New York Stock Exchange
Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series K	MTBPrK	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
Aggregate market value of the Common Stock, $0.50 par value, held by non-affiliates of the registrant, computed by reference to the closing price as of the close of business on June 30, 2025: $29,618,092,321.
Number of shares of the Common Stock, $0.50 par value, outstanding as of the close of business on February 13, 2026: 149,000,252 shares.
Documents Incorporated By Reference:
(1) Portions of the Proxy Statement for the 2026 Annual Meeting of Shareholders of M&T Bank Corporation in Parts II and III.
Auditor Firm Id: 238     Auditor Name: PricewaterhouseCoopers LLP         Auditor Location: Buffalo, NY, United States

M&T BANK CORPORATION
Form 10-K for the year ended December 31, 2025
CROSS-REFERENCE SHEET

		Form 10-K Page
Glossary of terms		1
PART I
Item 1.	Business	3
Disclosure pursuant to subpart 1400 of Regulation S-K
I.	Distribution of assets, liabilities and shareholders’ equity; interest rates and interest differential
	A.Average balance sheets	56
	B.Interest income/expense and resulting yield or rate on average interest-earning assets and interest‑bearing liabilities	56
	C.Rate/volume variances	57
II.	Investments in debt securities
	A.Maturity schedule and weighted-average yield	87
III.	Loan portfolio
	A.Maturity schedule	88
IV.	Allowance for credit losses
	A.Credit ratios	69, 74, 77
	Factors driving material changes in credit ratios or related components	68-77, 129-141
	B.Allocation of the allowance for credit losses	77, 135
V.	Deposits
	A.Average balances and rates	56
	B.Uninsured deposits and time deposits over $250,000	65, 85, 89
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	44
Item 1C.	Cybersecurity	44
Item 2.	Properties	46
Item 3.	Legal Proceedings	46, 175-176
Item 4.	Mine Safety Disclosures	46
	Executive Officers of the Registrant	47
PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	48
Item 6.	Selected Financial Data	50
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	51

Glossary of Terms
The following listing includes acronyms and terms used throughout the document.

Term	Definition
AI	Artificial Intelligence
AML	Anti-Money Laundering
Basel III	Basel Committee's December 2010 final capital framework for strengthening international capital standards
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BHC	Bank holding company
BHCA	Bank Holding Company Act of 1956, as amended
BLG	Bayview Lending Group, LLC
BSA	Bank Secrecy Act
Capital Rules	Capital adequacy standards established by the federal banking agencies
CCyB	Countercyclical capital buffer
CET1	Common Equity Tier 1
CFPB	Consumer Financial Protection Bureau
CISO	Chief Information Security Officer
CIT	Collective Investment Trust
Common Securities	Common securities issued in connection with the issuance of Junior Subordinated Debentures
Company	M&T Bank Corporation and its consolidated subsidiaries
CRA	Community Reinvestment Act of 1977
DIF	Deposit Insurance Fund
Dodd-Frank Act	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOJ	U.S. Department of Justice
DUS	Delegated Underwriting and Servicing
EGRRCPA	Economic Growth, Regulatory Relief, and Consumer Protection Act
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
Executive ALCO Committee	Executive Asset-Liability Liquidity Capital Committee
FASB	Financial Accounting Standards Board
FDIA	Federal Deposit Insurance Act
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHC	Financial Holding Company
FHLB	Federal Home Loan Bank
FinCEN	Financial Crimes Enforcement Network
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.
GDP	Gross Domestic Product
GENIUS Act	Guiding and Establishing National Innovation for U.S. Stablecoins Act

Term	Definition
IDI	Insured depository institution
Incentive Compensation Guidance	Comprehensive guidance on incentive compensation issued by the Federal Reserve
Junior Subordinated Debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LCR	Liquidity coverage ratio
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
M&T Realty Capital	M&T Realty Capital Corporation
NDFI	Nondepository Financial Institution
NSFR	Net stable funding ratio
NYSDFS	New York State Department of Financial Services
NYSE	New York Stock Exchange
OAS	Option adjusted spread
OCC	Office of the Comptroller of the Currency
OFAC	U.S. Department of the Treasury’s Office of Foreign Assets Control
OLA	Orderly Liquidation Authority
OLF	Orderly Liquidation Fund
PCD	Purchased credit deteriorated
People’s United	People’s United Financial, Inc.
Preferred Capital Securities	Preferred capital securities issued in connection with the issuance of Junior Subordinated Debentures
Proxy Statement	M&T’s Proxy Statement for its Annual Meeting of Shareholders
Registrant	The issuer of the securities for which the registration statement is filed
Risk Framework	Enterprise Risk Framework
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
Securities Act	Securities Act of 1933, as amended
SLR	Supplementary leverage ratio
SOFR	Secured Overnight Financing Rate
Tailoring Rules	Rules adopted by the OCC, Federal Reserve, and FDIC assigning each U.S. BHC with $100 billion or more in total consolidated assets to one of four categories based on size and other risk-based indicators for purposes of determining the applicability of regulatory capital and liquidity requirements and enhanced prudential standards issued by the Federal Reserve
U.S.	United States of America
Wilmington Trust, N.A.	Wilmington Trust, National Association

PART I
Item 1.        Business.
M&T is a New York business corporation that has elected to be treated as an FHC under the BHCA and is a BHC under Article III-A of the New York Banking Law. M&T was incorporated in November 1969. At December 31, 2025, M&T had two wholly-owned bank subsidiaries: M&T Bank and Wilmington Trust, N.A. The banks collectively offer a wide range of retail and commercial banking, wealth management, trust and institutional services to their customers. The Company had consolidated total assets of $213.5 billion, deposits of $166.9 billion and shareholders’ equity of $29.2 billion at December 31, 2025. The principal executive offices of M&T and M&T Bank are located in Buffalo, New York.
M&T Bank is a banking corporation that is incorporated under the laws of the State of New York. M&T Bank is a member of the Federal Reserve System and the FHLB System, and its deposits are insured by the FDIC through its DIF up to applicable limits. M&T acquired all of the issued and outstanding shares of the capital stock of M&T Bank in December 1969. The stock of M&T Bank represents a major asset of M&T. M&T Bank operates under a charter granted by the State of New York in 1892, and the continuity of its banking business is traced to the organization of Manufacturers and Traders Bank in 1856. M&T Bank provides banking products and services through a domestic banking office and ATM network located throughout New York, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia and the District of Columbia. As a commercial bank, M&T Bank offers a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in its markets. Lending is generally focused on consumers residing in areas where M&T Bank maintains banking offices, and on small and medium-size businesses based in those areas, although loans are originated through offices in other states and in Ontario, Canada. M&T Bank and certain of its subsidiaries also offer commercial mortgage loans secured by income producing properties or properties used by borrowers in a trade or business. Additional financial services are provided through other operating subsidiaries of M&T Bank including M&T Realty Capital which engages in multifamily commercial real estate lending and provides loan servicing to purchasers of the loans it originates, and LEAF Commercial Capital Inc. and M&T Equipment Finance Corp. which provide equipment leasing and financing services. Trust and other fiduciary services are offered by M&T Bank and through its wholly-owned subsidiary, Wilmington Trust Company. At December 31, 2025, M&T Bank and its subsidiaries represented over 99% of the consolidated assets of the Company.
Wilmington Trust, N.A. is a national bank with total assets of $773 million at December 31, 2025. Wilmington Trust, N.A. and its subsidiaries offer various institutional client and wealth management services. Among other subsidiaries of M&T is M&T Securities, Inc. which provides institutional brokerage and securities services. M&T and its banking subsidiaries have a number of other special-purpose or inactive subsidiaries. These other subsidiaries did not represent, individually or collectively, a significant portion of the Company’s consolidated assets, net income and shareholders’ equity at December 31, 2025.
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
The only activities that, as a class, contributed 10% or more of the sum of consolidated interest income and other income in any of the last three years were interest income on loans in each of 2025, 2024 and 2023, interest income on investment securities in 2025 and interest income on deposits at banks in each of 2024 and 2023. The amount of income from such sources during those years is recorded in various business segments and is set forth in the Company’s Consolidated Statement of Income and Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."
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
Proposals to change the applicable regulatory framework may be introduced in the U.S. Congress and state legislatures, as well as by regulatory agencies and through Executive Orders by the U.S. President. Such initiatives may include proposals to expand or contract the powers of BHCs and depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance among banks, savings associations, credit unions and other financial institutions. A change in statutes, regulations or regulatory policies applicable to M&T or any of its subsidiaries could have a material effect on the business, financial condition or results of operations of the Company.
Described hereafter are material elements of the significant federal and state laws and regulations applicable to M&T and its subsidiaries.
Overview
M&T is registered with the Federal Reserve as an FHC and a BHC under the BHCA. As such, M&T and its subsidiaries are subject to the supervision, examination, reporting, capital and other requirements of the BHCA and the regulations of the Federal Reserve. In addition, M&T’s banking subsidiaries are subject to regulation, supervision and examination by, as applicable, the NYSDFS, the OCC, the FDIC and the Federal Reserve, and their consumer financial products and services are regulated by the CFPB. Further, financial services entities such as M&T’s investment advisor and broker-dealer subsidiaries are subject to regulation by the SEC, Financial Industry Regulatory Authority and Securities Investor Protection Corporation, among others. Certain other subsidiaries are subject to regulation by other federal and state regulators as well.
M&T Bank is a New York chartered bank and a member of the Federal Reserve System. As a result, it is subject to extensive regulation, examination and oversight by the NYSDFS and the FRB of New York. New York laws and regulations govern many aspects of M&T Bank’s operations, including branching, dividends, subsidiary activities, fiduciary activities, lending and deposit taking. M&T Bank is also subject to Federal Reserve regulations and guidance, including with respect to capital levels. Its deposits are insured by the FDIC, subject to certain limitations, which also exercises regulatory oversight over certain aspects of M&T Bank’s operations.
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
M&T elected to become an FHC in 2011. To maintain FHC status, an FHC and all of its depository institution subsidiaries must be "well capitalized" and "well managed." The failure of an FHC to meet such requirements could result in material restrictions on the activities of the FHC and may also adversely affect the FHC’s ability to enter into certain transactions, including acquisitions, or obtain necessary approvals in connection with those transactions, as well as loss of FHC status. Additionally, if each of an FHC’s depository institution subsidiaries has not received at least a "satisfactory" rating on its most recent examination under the CRA, the FHC would not be able to commence any new financial activities or acquire a company that engages in such activities, although it would still be allowed to engage in activities closely related to banking and make investments in the ordinary course of conducting banking activities. For a further discussion of the CRA, see the section captioned "CRA" included herein.
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
Under the Tailoring Rules, Category IV firms, among other things, (i) are not subject to any LCR or NSFR (or, in certain cases, are subject to reduced requirements), (ii) remain eligible to opt-out of the requirement to recognize most elements of accumulated other comprehensive income in regulatory capital, (iii) are not subject to company-run stress testing requirements, (iv) are subject to supervisory stress testing on at least a biennial basis rather than an annual basis, (v) are subject to requirements to develop and maintain a capital plan on an annual basis and (vi) are subject to certain liquidity risk management and risk committee requirements. The Federal Reserve may impose more stringent requirements (e.g. frequency of supervisory stress tests or capital plan submissions) based on a company’s financial condition, size, complexity, risk profile, scope of operations or activities, or risks to the U.S. economy. Category IV firms are not subject to (i) advanced approaches capital requirements, (ii) the SLR and (iii) the CCyB. Other elements of the Tailoring Rules are discussed in further detail throughout this section. Compared with Category IV firms, Category III firms are subject to the LCR and NSFR, company-run stress testing requirements, annual (instead of biennial) supervisory stress tests, the SLR and the CCyB.
In July 2023, the Federal Reserve, the FDIC and the OCC proposed revisions to the capital framework applicable to BHCs with $100 billion or more in assets, such as M&T, which would also apply to their depository institution subsidiaries. For further discussion of the capital framework, see the section captioned "Capital Requirements" included herein.
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
The Capital Rules provide for a number of deductions from and adjustments to CET1 capital. As a "non-advanced approaches" firm under the Capital Rules, M&T is subject to rules that provide for simplified capital requirements relating to the threshold deductions for mortgage loan servicing assets, deferred tax assets arising from temporary differences that a banking organization could not realize through net operating loss carrybacks, and investments in the capital of unconsolidated financial institutions, as well as the inclusion of minority interests in regulatory capital. M&T’s and its subsidiary banks’ regulatory capital ratios are presented in note 22 of Notes to Financial Statements filed herewith in Part II, Item 8, "Financial Statements and Supplementary Data."
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
In July 2023, the Federal Reserve, the FDIC and the OCC proposed revisions to the Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Capital Rules. The federal banking regulators have subsequently indicated that they expect to issue a revised proposal, the timing and contents of which are uncertain.
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
The SCB is based on a BHC’s stressed losses in the supervisory stress test, plus four quarters of planned common stock dividends, subject to a floor of 2.5% of RWAs. Under the Tailoring Rules, for Category IV firms, the portion of the SCB based on the Federal Reserve’s supervisory stress tests will be calculated biennially, in even-numbered years. During a year in which a Category IV firm does not undergo a supervisory stress test, the firm will receive an updated SCB that reflects the firm’s updated planned common stock dividends. A Category IV firm is also able to elect to participate in the supervisory stress test in a year in which the firm would not normally be subject to the supervisory stress test and consequently receive an updated SCB, and M&T elected to participate in the 2025 supervisory stress test. The Federal Reserve may impose more stringent requirements (e.g., frequency of supervisory stress tests or capital plan submissions) based on various factors.
In June 2025, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results and the current rules, on October 1, 2025, M&T's SCB of 2.7% became effective. Accordingly, it is currently subject to a CET1 capital requirement of 7.2% (a sum of the SCB and the minimum CET1 capital ratio).
In April 2025, the Federal Reserve issued a proposed rule that would result in the SCB being calculated based on an average of a firm’s stress test results over two consecutive years, which is intended to reduce volatility in firms’ capital requirements. However, a Category IV institution like M&T, which is only subject to stress tests every other year, would receive an SCB based solely on its most recent stress test, unless it opted into the supervisory stress tests in an off-cycle year.
In October 2025, the Federal Reserve issued proposals to enhance the transparency and public accountability of its annual stress test, which is used to set the SCB for large BHCs, including M&T. The proposals request comment on several elements of the stress test, including the models and scenarios used; an enhanced disclosure process for the scenarios and material model changes in future stress test cycles; modifications to reporting forms; and an adjusted timeline for the annual process to accommodate a comment period for scenarios and material model changes.
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
Liquidity
Under the Tailoring Rules, as a Category IV firm, the Company is not subject to the Federal Reserve and other federal banking regulators' rules that implement a U.S. version of the Basel Committee’s LCR requirement, which is intended to ensure that banks hold sufficient amounts of so-called high quality liquid assets to cover the anticipated net cash outflows during a hypothetical acute 30-day stress scenario, or the NSFR, which is designed to promote more medium- and long-term funding of the assets and activities of banks over a one-year time horizon. The Federal Reserve’s enhanced prudential standards, however, require the Company, as a BHC with $100 billion or more in total consolidated assets, to comply with enhanced liquidity and overall risk management standards, which include maintaining a level of highly liquid assets based on projected funding needs for 30 days, and increased involvement by boards of directors in liquidity and overall risk management. Under the Tailoring Rules, the liquidity risk management and reporting requirements are less stringent for Category IV BHCs as compared with BHCs in a different category.
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
In October 2025, the FDIC and OCC issued a proposed rule that would define the term “unsafe or unsound practice” for purposes of their enforcement powers under the FDIA. The proposed definition would focus on whether the practice is likely to materially harm, or already has materially harmed, the financial condition of an institution. The Federal Reserve has not issued a similar proposal.
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

Transactions with Affiliates
There are various legal restrictions on the extent to which M&T and its non-bank subsidiaries or affiliates may borrow or otherwise obtain funding from M&T Bank and Wilmington Trust, N.A. In general, Sections 23A and 23B of the Federal Reserve Act and Federal Reserve Regulation W require that any "covered transaction" by M&T Bank and Wilmington Trust, N.A. (or any of their respective subsidiaries) with an affiliate must in certain cases be secured by designated amounts of specified collateral and must be limited as follows: (i) in the case of any single such affiliate, the aggregate amount of covered transactions of the IDI and its subsidiaries may not exceed 10% of the capital stock and surplus of such IDI, and (ii) in the case of all affiliates, the aggregate amount of covered transactions of an IDI and its subsidiaries may not exceed 20% of the capital stock and surplus of such IDI. "Covered transactions" are defined by statute to include, among other things, a loan or extension of credit, as well as a purchase of securities issued by an affiliate, a purchase of assets (unless otherwise exempted by the Federal Reserve) from the affiliate, certain derivative transactions that create a credit exposure to an affiliate, the acceptance of securities issued by the affiliate as collateral for a loan, and the issuance of a guarantee, acceptance or letter of credit on behalf of an affiliate. All covered transactions, including certain additional transactions (such as transactions with a third party in which an affiliate has a financial interest), must be conducted on terms and under circumstances including credit standards (i) that are substantially the same, or at least as favorable to such bank or its subsidiary, as those prevailing at the time for comparable transactions with or involving other nonaffiliated companies, or in the absence of comparable transactions, (ii) that in good faith would be offered to, or would apply to, nonaffiliated companies.
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
In November 2023, the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use in 2023 of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain failed banks. Under the rule, the assessment base is the estimated uninsured deposits that an IDI reported in its Consolidated Report of Condition and Income at December 31, 2022, excluding the first $5 billion in estimated uninsured deposits. For a holding company that has more than one IDI subsidiary, such as M&T, the

$5 billion exclusion is allocated among the company’s IDI subsidiaries in proportion to each IDI’s estimated uninsured deposits. The special assessments are tax deductible. The Company's total share of the FDIC's special assessment is estimated at $194 million, of which $98 million and $74 million was paid in 2025 and 2024, respectively. The amount of FDIC special assessment remaining to be paid and included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet at December 31, 2025 was $22 million. The FDIC has adjusted the amount of the special assessment since 2023 and has indicated that the amount of the special assessment may be adjusted in the future should its loss estimates change.
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
Executive and Incentive Compensation
Guidelines adopted by several federal banking agencies prohibit excessive compensation as an unsafe and unsound practice and describe compensation as "excessive" when the amounts paid are unreasonable or disproportionate to the services performed by an executive officer, employee, director or principal stockholder. The Federal Reserve issued Incentive Compensation Guidance intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of such organizations by encouraging excessive risk-taking. The Incentive Compensation Guidance, which covers all employees that have the ability to materially affect the risk profile of an organization, either individually or as part of a group, is based upon the key principles that a banking organization’s incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks; (ii) be compatible with effective internal controls and risk management; and (iii) be supported by strong corporate governance, including active and effective oversight by the organization’s board of directors. These three principles are incorporated into the proposed joint compensation regulations under the Dodd-Frank Act. Any deficiencies in compensation practices that are identified may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The Incentive Compensation Guidance states that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies.
The Dodd-Frank Act requires the federal bank regulatory agencies and the SEC to establish joint regulations or guidelines prohibiting incentive-based payment arrangements at specified regulated entities having at least $1 billion in total assets, such as M&T and M&T Bank. The agencies proposed rules to implement this requirement in 2016, but those proposed rules have not been finalized.
In October 2022, the SEC adopted a final rule directing national securities exchanges and associations, including the NYSE, to require policies mandating the recovery or "clawback" of excess incentive-based compensation earned by a current or former executive officer during the three fiscal years preceding a required accounting restatement, including to correct an error that would result in a material misstatement if the error were corrected in the current period or left uncorrected in the current period. The excess compensation would be based on the amount the executive officer would have received had the incentive-based compensation been determined using the restated financial statements. The NYSE’s listing standards pursuant to the SEC’s rule became effective October 2023. M&T’s clawback policy adopted in accordance with these listing standards is included as Exhibit 97.1 of this Form 10-K.
In addition, the NYSDFS issued guidance emphasizing that its regulated banking institutions, including M&T Bank, must ensure that any incentive compensation arrangements tied to employee performance indicators are subject to effective risk management, oversight and control.
Resolution Planning and Resolution-Related Requirements
Pursuant to the Dodd-Frank Act, as amended by the EGRRCPA, certain BHCs are required to report periodically to the Federal Reserve and the FDIC a resolution plan for their rapid and orderly resolution in the event of material financial distress or failure. In 2019, the Federal Reserve and FDIC issued modified rules that, among other things, adjusted the review cycles and applicability of the agencies’ resolution planning requirements. Under these rules, Category IV firms such as M&T are not required to submit resolution plans.
The FDIC has separately required IDIs with $50 billion or more in total assets, such as M&T Bank, to submit to the FDIC periodic plans for resolution in the event of the institution’s failure. In June 2024, the FDIC finalized amendments to the resolution planning requirements for IDIs with $50 billion or more in total assets. IDIs such as M&T Bank with $100 billion or more in total assets that are not affiliates of U.S. global systemically important banking organizations are required to submit resolution plans on a three-year cycle, with an interim supplement updating key information submitted in the off years. M&T Bank made its first submission under the new rule in July 2025.
In August 2023, the Federal Reserve, the FDIC and the OCC issued a proposed rule that would, among other things, require Category II through Category IV BHCs and IDIs with $100 billion or more in consolidated assets (as well as their IDI affiliates) to maintain minimum amounts of eligible long-term debt (generally, debt that is unsecured, has a maturity greater than one year from issuance and satisfies additional criteria), subject to a three-year phase-in period. The proposal has not yet been finalized.
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
In November 2023, the NYSDFS adopted amendments to its cybersecurity regulations that represent a significant update to the regulation of cybersecurity practices. The amendments generally fall within the following five categories: (i) increased mandatory controls associated with common attack vectors; (ii) enhanced requirements for privileged accounts; (iii) enhanced notification obligations; (iv) expansion of cyber governance practices; and (v) additional cybersecurity requirements for larger companies. Most of the amendments became effective in 2024, and all of the amendments were effective by the end of 2025.
In July 2023, the SEC adopted new rules that require registrants, such as M&T, to (i) report material cybersecurity incidents on Form 8-K and (ii) disclose in its Annual Report on Form 10-K cybersecurity policies and procedures and governance practices, including at the board and management levels. This disclosure is included herein in Part I, Item 1C, "Cybersecurity."
Many states and regulators have been increasingly active in implementing privacy and cybersecurity standards and regulations, including implementing or modifying their data breach notification and data privacy requirements. One example of such state legislation is the California Consumer Privacy Act, which became effective in January 2020 and applies to for-profit businesses that conduct business in California and meet certain revenue or data collection thresholds. Amendments expanding the scope of and requirements under the California Consumer Privacy Act generally became effective in January 2023 and additional updates to the corresponding regulations were effective on January 1, 2026.
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
In October 2024, the CFPB finalized a new rule that requires a provider of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider. Any such data provider also has to make such data available to third parties, with the consumer’s express authorization and through an interface that satisfies formatting, performance and security standards, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is intended to give consumers control over their financial data, including with whom it is shared, and encourage competition in the provision of consumer financial products or services. The proposed rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the proposal.
During 2025, the CFPB significantly reduced its staff. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court's rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including the Company, is uncertain.
In October 2023, the Federal Reserve proposed amendments to its rules on interchange fees. Interchange fees, or "swipe" fees, are charges that merchants pay to card-issuing banks, such as M&T Bank, for processing electronic payment transactions. If adopted as proposed, the proposed rule would lower the maximum permissible interchange fee that issuers may collect.
Federal law permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal laws and regulations. For example, in December 2023, a New York State law requiring credit card issuers such as M&T Bank to notify consumers before making changes to or terminating rewards programs associated with the credit card became effective. In January 2025, the NYSDFS proposed rules that would limit a New York State-chartered bank’s ability to charge overdraft and insufficient funds fees and returned deposited items fees in certain circumstances and impose on such banks notice and disclosure requirements in connection with those fees. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.
CRA
The CRA is intended to encourage depository institutions to help meet the credit needs of the communities in which they operate, including low- and moderate-income neighborhoods, consistent with safe and sound operations. CRA examinations are conducted by the federal agencies that are responsible for supervising the relevant depository institutions: the Federal Reserve, the FDIC and the OCC. For purposes of the CRA, M&T is regulated by the Federal Reserve. A financial institution’s performance in helping to meet the credit needs of its community is evaluated in the context of information about the institution (capacity, constraints and business strategies), its community (including population, income, housing, and other economic data, as well as lending, investment, and service opportunities), and its competitors and peers. Upon completion of a CRA examination, an overall CRA Rating is assigned using a four-tiered rating system. These ratings are: "Outstanding," "Satisfactory," "Needs to Improve" and "Substantial Noncompliance." The CRA evaluation is used in evaluating applications for future approval of bank activities including mergers, acquisitions, charters, branch openings and deposit facilities. An unsatisfactory CRA evaluation could result in the delay or denial of acquisition or merger applications, among other activities. M&T Bank's most recent CRA rating was "Outstanding" from the Federal Reserve. M&T Bank is also subject to New York State CRA examination and its most recent rating was "Outstanding" from the NYSDFS. Wilmington Trust, N.A. has been designated a special purpose trust company, and is therefore exempt from the requirements of the CRA.
In October 2023, the Federal Reserve, the FDIC and the OCC jointly issued a final rule to modernize CRA regulations and respond to change in the banking industry. In July 2025, those agencies issued a joint proposal to rescind the final rule.
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
In August 2024, FinCEN adopted a rule extending AML obligations, including maintenance of an AML program and filing certain reports with FinCEN, to registered investment advisers, like certain of M&T’s subsidiaries. In December 2025, FinCEN delayed the effective date of the rule to January 1, 2028 to allow FinCEN to review the rule and ensure it is effectively tailored to the diverse business models and risk profiles of investment advisors and provide such investment advisors more time to come into compliance with the rule upon the revised effective date.
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

Climate-Related and Other Sustainability Developments
In recent years, certain lawmakers and regulators in and outside of the U.S. have increased their focus on financial institutions’ and other companies’ risk oversight, disclosures and practices in connection with climate change and other sustainability matters. Several states in which the Company operates have enacted or proposed statutes, regulations or guidance addressing climate change and other sustainability issues. For example, in December 2023, the NYSDFS published guidance on climate-related financial risk management applicable to NYSDFS-regulated banking and mortgage organizations, including M&T Bank. The guidance addresses material financial risks related to climate change faced by these organizations in the context of risk assessment, risk management, and risk appetite setting. In October 2023, California enacted laws requiring certain companies doing business in California to make certain climate-related disclosures, including but not limited to greenhouse gas emissions data and climate-related risks.
Fair Access to Financial Services
In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025 Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” was signed, which states that it is the policy of the U.S. that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations or political views. The Executive Order directs the U.S. Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.
Corporate Governance
In accordance with SEC rules, M&T will post on its website or file a Form 8-K to report any amendment to or waiver from any provision of the Code of Ethics for Chief Executive Officer and Senior Financial Officers or the Code of Business Conduct and Ethics that applies to its Chief Executive Officer, Chief Financial Officer, Controller, or persons performing similar functions. Copies of such governance documents are also available, free of charge, to any person who requests them. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, Buffalo, NY 14203 (Telephone: (716) 842-5138).
Further information regarding the Company's corporate governance, including the Board of Directors, its committee structure and membership and the Company’s governance policies and principles, is provided in the 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2025. The Company also makes available on its website at the Investor Relations link under the heading “Corporate Governance:” (i) its Corporate Governance Standards; (ii) its code of ethics, including the M&T Code of Business Conduct and Ethics and the M&T Code of Ethics for Chief Executive Officer and Senior Financial Officers; and (iii) the charters of the standing committees of the Board of Directors. If the Company makes changes in, or provides waivers from, the provisions of its code of ethics that the SEC requires it to disclose, the Company intends to disclose these events in the “Corporate Governance” section of its Investor Relations website.

Human Capital Resources
M&T recognizes that its employees are the difference makers that drive its success. The Company’s strategy to create and maintain a highly competitive workforce focuses on recruiting, engaging, developing and retaining high-performing individuals whose strengths align with M&T’s values, purpose and leadership competencies. As of December 31, 2025, the Company employed 21,839 full-time and 439 part-time employees. That employee base was concentrated in the Northeast and Mid-Atlantic U.S., with approximately 47% of employees residing in New York, followed by approximately 10% in Maryland, 9% in Connecticut, 7% in each of Pennsylvania and Delaware and 12% in other states where M&T Bank operates domestic banking offices. Approximately 8% of the Company’s employee base resides outside of its retail banking footprint, inclusive of 148 international employees predominantly based in the United Kingdom, Ireland, Canada and Germany. The Company’s employee base includes 5,473 employees that support customers in the retail banking office network. Overall, the average tenure of the Company’s employees is 9.5 years and the average tenure of the Company’s executive officers is 16.3 years.
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
M&T’s commitment to recruiting top talent and regularly soliciting their feedback helps to create a highly engaged employee base that drives success. The Company conducts "Annual Engagement Surveys," with average participation rates around 90%, demonstrating a commitment to fostering candid, open and honest two-way communication with employees to enhance the workplace. M&T leverages a continuous employee listening strategy, checking-in with employees on key engagement items throughout the year to develop a more wholistic understanding of their experience, act faster on items impacting engagement and drive better prioritization and decision making. M&T also conducts other surveys at critical moments throughout an employee's journey including new hire onboarding, separation from the Company and in connection with certain key events, such as acquisitions. Survey results are reviewed with senior management and shared with individual managers, who identify and implement improvements based on employees’ feedback, and are presented to M&T's Board of Directors. Employees also participate in action planning within individual work groups.
The Company also encourages engagement with communities through the allotment of 40 hours of paid volunteer time each year. M&T employees volunteer thousands of hours and serve on the boards of hundreds of not-for-profit organizations within the communities the Company serves.
Another key pillar of engagement, employee development and growth, is fostered through the Company's strong performance management philosophy focused on reinforcing corporate values, providing continuous, transparent feedback and recognizing and rewarding outstanding performance. Additional employee development is cultivated through a variety of learning offerings on topics such as technical skills, job-specific knowledge and professional development, including courses aligned with the Company's enterprise-wide leadership competencies. The Company also invests in cultivating its leaders of tomorrow through various internal programs including its Manager Acceleration Program, Management Development Program, Executive Associate Program, Technology Development Program, Rising Leadership Development Program and Ascend Sponsorship Program.

Compensation, Health and Wellness
The Company provides comprehensive compensation and benefits programs intended to attract, retain and incentivize its employees. In addition to base pay, these programs (which vary by country and region) include cash incentives, long term equity-based awards, an employee stock purchase plan, a 401(k) plan, health insurance benefits, health savings and flexible spending accounts, paid time off, parental leave, family care resources, flexible work schedules, employee assistance programs and tuition assistance, among others. The Company’s wellness programs provide employees and their families with resources that may be helpful in navigating life events and are designed to help employees improve their well-being. In addition to addressing employees’ physical needs through flexible and convenient telemedicine options, M&T supports emotional health and social well-being through various mental and behavioral health programs offered to employees. The Company also supports employees' financial wellness through free educational resources.
Competition
The Company faces extensive and intensive competition in the products and services it offers. The Company competes in offering commercial and personal financial and wealth services with other banking institutions and thrifts and with firms in a number of other industries, such as credit unions, personal loan companies, sales finance companies, leasing companies, securities brokerage firms, mutual fund companies, hedge funds, private credit funds, wealth and investment advisory firms, insurance companies and other financial services-related entities. Furthermore, diversified financial services companies are able to offer a combination of these services to their customers on a nationwide basis. Financial technology companies, using digital, mobile and other technologies, including stablecoins, also are increasingly offering traditional banking products and services (or products and services that could be viewed as substitutes for traditional banking products and services), which has resulted in the Company contending with a broader range of competitors, including many that are not located within the geographic footprint of the Company’s banking office network.
Other Information
Through a link on the Investor Relations section of M&T’s website at www.mtb.com, copies of M&T’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, are made available, free of charge, as soon as reasonably practicable after electronically filing such material with, or furnishing it to, the SEC. Copies of such reports and other information are also available at no charge to any person who requests them or at www.sec.gov. Such requests may be directed to M&T Bank Corporation, Shareholder Relations Department, One M&T Plaza, Buffalo, NY 14203 (Telephone: (716) 842-5138).

Item 1A.    Risk Factors.
Risk Factors Summary
Market Risk
•Weakness in the economy, or fluctuations in market factors, has adversely affected the Company in the past and may adversely affect the Company in the future.
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
•The Company may be subject to more stringent capital and liquidity requirements.
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
•The Company’s information systems may experience interruptions or breaches in security, such as cyber attacks, including due to events beyond the Company’s control.
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
•The Company's reputation may be harmed, which could negatively impact investor and customer confidence.
•The Company’s framework for managing risks may not be effective.
•Pandemics, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.
•The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate-related risk.
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

Market Risk
Weakness in the economy, or fluctuations in market factors, has adversely affected the Company in the past and may adversely affect the Company in the future.
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
Additionally, economic conditions, financial markets and inflationary pressures may be adversely affected by the impact of current or anticipated geopolitical uncertainties; military conflicts; political uncertainty in the U.S.; potential changes to federal taxation rates; the impact of international trade policies, including tariffs; pandemics; and global, national and local responses thereto by governmental authorities and other third parties. These unpredictable events could create, increase or prolong economic and financial disruptions and volatility that adversely affects the Company’s business, financial condition, capital and results of operations.
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
The Federal Reserve, through the FOMC, may raise or lower interest rates in response to economic conditions, particularly inflationary pressures and unemployment statistics. The FOMC increased the federal funds target interest rate through several hikes during 2022 and 2023 and held that interest rate at the elevated level until it began decreasing the federal funds target interest rate in September through December 2024. The FOMC then maintained the target interest rate in 2025, before decreasing it in each of September, October and December 2025. As a result of the high percentage of the Company’s assets and liabilities that are in the form of interest-bearing or interest-related instruments, changes in interest rates, including in the shape of the yield curve or in spreads between different market interest rates, as well as changes linked to inflation, can have a material effect on the Company’s business and profitability and the value of the Company’s assets and liabilities. For example, changes in interest rates or interest rate spreads may:
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
•Affect mortgage prepayment speeds and result in the impairment of capitalized mortgage loan servicing assets, reduce the value of loans held for sale and increase the volatility of mortgage banking revenues, potentially adversely affecting the Company’s results of operations.
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
Any new regulatory requirements, changes to existing requirements, or changes to interpretations of requirements could require changes to the Company’s businesses, result in increased compliance costs and affect the profitability of such businesses. Additionally, such activity could affect the behaviors of third parties with which the Company deals in the ordinary course of business, such as rating agencies, insurance companies and investors. Litigation challenging actions or regulations by Federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting the Company’s operations. For example, there is litigation pending to challenge the Federal Reserve’s regulation on permissible interchange fees on the grounds that the regulations allow higher interchange fees than permitted by statute, which, if successful, could significantly and adversely affect the fees banks can charge on debit card transactions. In August 2025, a district court ruled against the Federal Reserve and vacated the regulation, but its order is stayed pending appeal to the circuit court. Heightened regulatory scrutiny, requirements or expectations could have significant effects on the Company, including through restrictions on growth or required remediation activities and associated resource requirements, and, in turn, could have a material adverse effect on the Company’s business, financial condition and results of operations.
For more information on the regulations to which the Company is subject and recent initiatives to reform financial institution regulation, see Part I, Item 1, "Business."
The Company may be subject to more stringent capital and liquidity requirements.
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
See "Capital Requirements" and "Resolution Planning and Resolution-Related Requirements" under Part I, Item 1, "Business" for information regarding the federal banking regulators’ July 2023 proposal implementing revisions to the Basel capital framework and August 2023 long-term debt proposal. The long-term debt proposal, if adopted, would require the Company to maintain more long-term debt than it does currently, which would likely adversely affect interest expense, net interest income and net interest margin.

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
Under the Tailoring Rules, for BHCs designated as Category IV institutions, including M&T, the Federal Reserve conducts biennial supervisory stress tests required under the Dodd-Frank Act whereby the BHC’s financial position is tested under assumed severely adverse economic conditions. The results of those stress tests are incorporated in the determination of M&T’s SCB. As a general matter, if M&T is unable to maintain capital in excess of regulatory minimum levels inclusive of its SCB, it would be subject to limitations on its ability to make capital distributions, including paying dividends and repurchasing stock. At December 31, 2025 M&T's SCB was 2.7%. The results of future supervisory stress tests and the impact of proposed revisions to capital requirements upon the stress testing framework are uncertain, and a more severe outcome may result in a higher SCB and an increase in M&T’s effective capital requirements. An increased SCB may restrict M&T’s ability to return capital to shareholders, including through paying dividends, entering into acquisitions or repurchasing its common stock, which in turn could negatively impact market and investor perceptions of M&T.
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
The Company maintains an allowance for loan losses that represents, in management’s judgment, the amount of losses expected in the loan portfolio. The allowance is determined by management’s evaluation of the loan portfolio based on such factors as the differing economic risks associated with each loan category, the current financial condition of specific borrowers, the current and forecasted economic environment in which borrowers operate, the level of delinquent loans, the value of any collateral and, where applicable, the existence of any guarantees or indemnifications. Management believes that the allowance for loan losses as of December 31, 2025 appropriately reflects expected credit losses in the loan portfolio. However, there is no assurance that the allowance is sufficient to cover all credit losses that may occur.
The Company may be adversely affected by the soundness of other financial institutions.
Financial services institutions are interrelated as a result of trading, clearing, counterparty, and other relationships. The Company has exposure to many different industries and counterparties, and routinely executes transactions with counterparties in the financial services industry, including commercial banks, brokers and dealers, investment banks, and other institutional clients. Many of these transactions expose the Company to credit risk in the event of a default by a counterparty or client. In addition, the Company’s credit risk may be exacerbated when the collateral held by the Company cannot be realized or is liquidated at prices not sufficient to recover the full amount of the credit due to or derivative exposure of the Company. Any resulting losses could have a material adverse effect on the Company’s financial condition and results of operations.
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
The Company must maintain adequate funding sources in the normal course of business to support its operations and fund outstanding liabilities, as well as meet regulatory requirements and supervisory expectations. The Company primarily relies on core customer deposits to be a reasonable cost and stable source of funding for the loans it makes and the operations of its business. Core customer deposits, which include noninterest-bearing deposits, interest-bearing transaction accounts, savings deposits and time deposits of $250,000 or less, have historically provided the Company with a sizeable source of relatively stable and low-cost funds. In addition to customer deposits, other sources of liquidity, including brokered deposits and borrowings from securities dealers, the FHLB of New York and the FRB of New York, as well as the debt and equity capital markets, are available to the Company.
The Company’s liquidity position and ability to fund and operate the business could be materially adversely affected by a variety of conditions and factors, including financial and credit market disruptions and volatility or a lack of market or customer confidence in financial markets in general, which may result in a loss of customer deposits or outflows of cash or collateral and/or ability to access capital markets on favorable terms. Negative news about the Company or the financial services industry generally may reduce market or customer confidence in the Company, which could in turn materially adversely affect the Company’s liquidity position and ability to raise funding. Such reputational damage may result in the loss of customer deposits, the inability to sell or securitize loans or other assets, and downgrades in one or more of the Company’s credit ratings, and may also negatively affect the Company’s ability to access the capital markets. A downgrade in the Company’s credit ratings, which could result from general industry-wide or regulatory factors not solely related to the Company, could adversely affect the Company’s ability to borrow funds, including by raising the cost of borrowings substantially, and could cause creditors and business counterparties to raise collateral requirements or take other actions that could adversely affect M&T’s ability to raise capital at a reasonable cost. Many of the above conditions and factors may be caused by events over which M&T has little or no control. There can be no assurance that significant disruption and volatility in the financial markets will not occur in the future.
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
If the Company is unable to continue to fund assets through customer deposits or access to other funding sources at reasonable terms or if the Company suffers an increase in borrowing costs or otherwise fails to manage liquidity effectively, the Company’s liquidity, operating margins, financial condition and results of operations may be materially adversely affected. The Company may also need to raise additional capital and liquidity through the issuance of stock, which could dilute the ownership of existing stockholders, or reduce or even eliminate common stock dividends or share repurchases to preserve capital and liquidity.
If the Company is unable to maintain or grow its deposits, it may be subject to paying higher funding costs.
The total amount that the Company pays for funding is dependent, in part, on the Company’s ability to maintain or grow its customer deposits. If the Company is unable to sufficiently maintain or grow its deposits to meet liquidity objectives, it may be subject to paying higher funding costs. The Company competes with banks and other financial services companies for deposits and competition for those deposits remains robust. If competitors are slow to reduce rates they pay on deposits, the Company’s funding costs could be adversely impacted, either because the Company could be forced to hold rates higher to avoid losing deposits or the Company loses deposits and must rely on more expensive sources of funding. Customers may also move noninterest-bearing deposits to interest-bearing accounts, increasing the cost of those deposits. Checking and savings account balances and other forms of customer deposits may decrease when customers perceive alternative investments, such as the stock market, as providing a better risk/return tradeoff. The Company’s bank customers could withdraw their money and put it in alternative investments, causing the Company to lose a lower cost source of funding. Higher funding costs could reduce the Company’s net interest margin and net interest income.
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
In July 2025 the GENIUS Act, which establishes a regulatory framework for “payment stablecoins” and their issuers, was signed into law. Consumers and businesses may view payment stablecoins as a substitute for traditional bank deposits, which could result in reduced levels of deposits in the banking system. Depending on consumer and business interest in payment stablecoins, and the characteristics and utility of payment stablecoins, the passage of the GENIUS Act could result in increased competition with respect to M&T’s bank subsidiaries’ deposit products. However, the GENIUS Act requires the U.S. Treasury Department and federal and state regulators to issue regulations on numerous topics to interpret and implement the statute, so the effect of the GENIUS Act will depend on what those regulations provide.
M&T relies on dividends from its subsidiaries for its liquidity.
M&T is a separate and distinct legal entity from its subsidiaries. M&T has typically received a substantial amount of its revenue from subsidiary dividends. These subsidiary dividends have been M&T’s principal source of funds to pay dividends on M&T common and preferred stock, pay interest and principal on its debt, and fund purchases of its common stock. Various federal and/or state laws and regulations, as well as regulatory expectations, limit the amount of dividends that M&T’s banking subsidiaries and certain non-bank subsidiaries may pay. Events in the banking industry have in the past resulted, and could in the future result, in increased regulatory focus on all aspects of capital planning, including dividends and other distributions to shareholders of banks, such as parent BHCs. See Part I, Item 1, "Business," "Supervision and Regulation of the Company" and "Distributions" for discussions of regulatory and other restrictions on dividend declarations. Also, M&T’s right to participate in a distribution of assets upon a subsidiary’s liquidation or reorganization is subject to the prior claims of that subsidiary’s creditors. Limitations on M&T’s ability to receive dividends from its subsidiaries could have a material adverse effect on its liquidity and ability to pay dividends on its stock or interest and principal on its debt, and ability to fund purchases of its common stock.

Strategic Risk
The financial services industry is highly competitive and creates competitive pressures that could adversely affect the Company’s revenue and profitability.
The financial services industry in which the Company operates is highly competitive. The Company competes not only with commercial and other banks and thrifts, but also with private credit funds, insurance companies, mutual funds, hedge funds, securities brokerage firms, financial technology companies and other companies offering financial services in the U.S., globally and over the Internet. Some of the Company’s non-bank competitors are not subject to the same extensive regulations the Company is, and may have greater flexibility in competing for business. In particular, the activity and prominence of so-called marketplace lenders and other technological financial services companies has grown significantly in recent years and is expected to continue growing. The Company competes on the basis of several factors, including capital, access to capital, revenue generation, products, services, transaction execution, innovation, reputation, and price. Over time, certain sectors of the financial services industry have become more concentrated, as institutions involved in a broad range of financial services have been acquired by or merged into other firms. These developments have and could continue to result in the Company’s competitors gaining greater capital and other resources, such as a broader range of products and services and geographic diversity. The Company has and may continue to experience pricing pressures as a result of these factors and as some of its competitors seek to increase market share.
Technological change is influencing how individuals and firms conduct their financial affairs and is changing the delivery channels for financial services. Financial technology providers, who invest substantial resources in developing and designing new technology (in particular digital and mobile technology) are beginning to offer more traditional banking products (either directly or through bank partnerships), or products that may be viewed as substitutes for traditional banking products, and may in the future be able to provide additional services by obtaining a bank-like charter, such as the OCC’s financial technology company charter. In addition, the emergence, adoption and evolution of new technologies that do not require intermediation, including distributed ledgers such as digital assets and blockchain, as well as advances in robotic process automation and AI, could significantly affect the competition for financial services. As a result, the Company has had and will likely continue to have to contend with a broader range of competitors including many that are not located within the geographic footprint of its banking office network. Further, along with other participants in the financial services industry, the Company frequently attempts to introduce new technology-driven products and services that are aimed at allowing the Company to better serve customers and to reduce costs. The Company may not be able to effectively implement new technology-driven products and services that allow it to remain competitive or be successful in marketing these products and services to its customers.
Difficulties in obtaining regulatory approval for acquisitions and in combining the operations of acquired entities with the Company’s own operations may prevent M&T from achieving expected benefits from acquisitions.
M&T has expanded its business through acquisitions in the past and may do so in the future. The Company’s ability to complete acquisitions is in many instances subject to regulatory approval, and the Company cannot be certain when or if, or on what terms and conditions, any required regulatory approvals would be granted. Any requisite approval could be delayed or not obtained at all, including due to, among other factors, an adverse development in either party’s regulatory standing or in any other factors considered by regulators when granting such approval, including factors not known at the time of entering into the definitive agreement for the acquisition or submission of the related application for regulatory approval, and factors that may arise subsequently; governmental, political or community group inquiries, investigations or opposition, including those based on concerns regarding policies or practices related to fair access to financial services; or changes in legislation or the political environment more generally. Anticipated challenges in obtaining any requisite regulatory approval, or uncertainty as to the prospects for obtaining approvals, could also prevent the Company from pursuing a potential acquisition it may otherwise view as attractive.
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
•Risks of harm to the Company's reputation.
The Company could suffer if it fails to attract and retain skilled personnel.
The Company's success depends, in large part, on its ability to attract and retain key individuals and to have a workforce of broad and varied skill sets. Competition for qualified and high-performing candidates in the activities in which the Company engages and markets that the Company serves is significant, and the Company may not be able to hire candidates and retain them. Growth in the Company’s business, including through acquisitions, may increase its need for additional qualified personnel. The Company is increasingly competing for personnel with financial technology providers and other less regulated entities who may not have the same limitations on compensation as the Company does. Recruiting and compensation costs may increase as a result of changes in the marketplace, which may increase costs and adversely impact the Company. The increase in remote and hybrid-work arrangements and opportunities in regional, national and global labor markets has also increased competition for the Company to attract and retain skilled personnel. The Company’s current or future approach to in-office and remote-work arrangements may not meet the needs or expectations of current or prospective employees or may not be perceived as favorable as compared with the arrangements offered by other companies, which could adversely affect the Company’s ability to attract and retain employees. If the Company is not able to hire or retain highly skilled and qualified individuals, it may be unable to execute its business strategies and may suffer adverse consequences to its business, financial condition and results of operations.
The Company’s compensation practices are subject to review and oversight by the Federal Reserve, the OCC, the FDIC and other regulators. The federal banking agencies have issued joint guidance on incentive compensation designed to help ensure that a banking organization’s incentive compensation policies do not encourage imprudent risk taking and are consistent with the safety and soundness of the organization. In addition, the Dodd-Frank Act required those agencies, along with the SEC, to adopt rules to require reporting of incentive compensation and to prohibit certain compensation arrangements. If as a result of complying with such rules the Company is unable to attract and retain qualified employees, or do so at rates necessary to maintain its competitive position, or if the compensation costs required to attract and retain employees become more significant, the Company’s performance, including its competitive position, could be materially adversely affected.
Operational Risk
The Company is subject to operational risk which could adversely affect the Company’s business and reputation and create material legal and financial exposure.
Like all businesses, the Company is subject to operational risk, which represents the risk of loss resulting from human error or misconduct, inadequate or failed internal processes and systems, and external events, including the risk of loss resulting from fraud by employees or persons outside the Company, and breaches in data security. Operational risk also encompasses risks of harm to the Company's reputation, and compliance and legal risk, which is the risk of loss from violations of, or noncompliance with, laws, rules, regulations, prescribed practices or ethical standards, as well as the risk of noncompliance with contractual and other obligations. The Company is also exposed to the above referenced operational risks through outsourcing arrangements, as such outsourced vendors are exposed to operational risks themselves, as well as the effects that changes in circumstances or capabilities of its outsourced vendors can have on the Company’s ability to continue to perform operational functions necessary to its business. Although the Company seeks to mitigate operational risk through a system of internal controls that are reviewed and updated, no system of controls, however well designed and maintained, is infallible. Control weaknesses or failures or other operational risks could result in charges, increased operational costs, harm to the Company’s reputation, regulatory scrutiny or foregone business opportunities.
The Company’s information systems may experience interruptions or breaches in security, such as cyber attacks, including due to events beyond the Company’s control.
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
Information security risks for large financial institutions such as M&T have increased significantly in recent years in part because of the proliferation of new technologies, such as AI and digital and mobile banking to conduct financial transactions, the increased connectivity of third parties (including contractors) and electronic devices to the Company's systems, and the increased sophistication and activities of organized crime, hackers, terrorists, nation-states, activists and other external parties. There have been increasing efforts on the part of third parties, including through cyber attacks, to breach data security at financial institutions or with respect to financial transactions.

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
A disruption or breach, including as a result of a cyber attack, or media reports of perceived security vulnerabilities at the Company or at third-party service providers could result in significant legal and financial exposure, regulatory intervention, remediation costs, damage to the Company's reputation, or loss of confidence in the security of systems, products and services that could adversely affect the Company’s business. Like other U.S. financial services providers, the Company continues to be targeted with evolving and adaptive cyber threats from sophisticated third parties. Although the Company is not aware of any material losses relating to cybersecurity incidents, there can be no assurance that unauthorized access or cybersecurity incidents will not become known or occur or that the Company will not suffer such losses in the future.

The Company is subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage.
The Company is also subject to laws and regulations relating to the privacy of the information of customers, clients, employees or others, and any failure to comply with these laws and regulations could expose the Company to liability and/or reputational damage. New privacy and data protection initiatives will impose additional operational burdens on the Company, may limit the Company’s ability to pursue desirable business initiatives and increase the risks associated with any future use of customer data. Significant examples include the General Data Protection Regulation, the United Kingdom General Data Protection Regulation, known as The Data Protection Act of 2018, and the California Consumer Privacy Act and corresponding regulations. Compliance with these and other laws and regulations may require changes to policies, procedures and technology for information security and segregation of data, which could, among other things, make the Company more vulnerable to operational failures, and to monetary penalties, litigation or regulatory enforcement actions for breach of such laws and regulations.
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
The Company uses quantitative models to assist in measuring risks and estimating or predicting certain financial values, among other uses. The Company uses models throughout many of its business lines, relying on them, along with its judgment, for many decision making processes. Examples of areas where the Company uses models include determining the pricing of various products, grading loans and extending credit, measuring interest rate and other market risks, predicting or estimating losses, assessing capital adequacy and evaluating liquidity risks. The Company also uses models to estimate the value of financial instruments and balance sheet items. Models generally evaluate the performance of various factors under anticipated future conditions, relying on historical data to help build the model and in part on assumptions as to the future, often with respect to macroeconomic conditions, in order to generate the output. The models used may not accurately account for all variables and may fail to predict outcomes accurately and/or may overstate or understate certain effects. Poorly designed, implemented, or managed models or misused models, including in the choice of relevant historical data or future-looking assumptions, present the risk that the Company’s business decisions that consider information based on such models will be adversely affected due to inadequate or inaccurate information, which may damage the Company’s reputation and adversely affect its reported financial condition and results of operations. Even if the underlying assumptions used in the Company’s models are adequate, the models may be deficient due to errors in computer code, use of bad data during development or input into the model during model use, or the use of a model for a purpose outside the scope of the model’s design. As a result, the Company’s models may not fully capture or express the risks the Company faces, may suggest that the Company has sufficient reserves, capital or liquidity when it may not, or may lead the Company to misjudge the business and economic environment in which it operates. If the models fail to produce reliable results on an ongoing basis, the Company may not make appropriate risk management, capital planning, or other business or financial decisions. Furthermore, strategies that the Company employs to manage and govern the risks associated with its use of models may not be effective or fully reliable, and as a result, the Company may realize losses or other lapses. Finally, information the Company provides to the public or to its regulators based on poorly designed, implemented, or managed models or misused models could be inaccurate or misleading. Some of the decisions that the Company’s regulators make, including those related to capital distributions to M&T’s stockholders, could be affected adversely due to their perception that the quality of the models used to generate the relevant information is insufficient.
The Company's reputation may be harmed, which could negatively impact investor and customer confidence.
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
Moreover, there has been an increased focus by investors and other stakeholders on topics related to corporate policies and approaches relating to environmental, social and governance matters. Due to divergent stakeholder views on these matters, the Company is at increased risk that any action, or lack thereof, by the Company concerning these matters will be perceived negatively by at least some stakeholders, which could adversely affect the Company’s reputation.
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
The Company has established processes and procedures intended to identify, measure, monitor, report, and analyze the types of risk to which it is subject, including liquidity risk, credit risk, market risk, interest rate risk, compliance risk, strategic risk, risks related to harm to the Company's reputation, and operational risks related to its employees, systems and vendors, among others. There are inherent limitations to the Company’s risk management strategies as there may exist, or may develop in the future, risks that it has not appropriately anticipated or identified. In addition, the Company relies on both qualitative and quantitative factors, including models, to monitor, measure and analyze certain risks and to estimate certain financial values, which are subject to error. The Company must also develop and maintain a culture of risk management among its employees, as well as manage risks associated with third parties, and could fail to do so effectively. If the Company’s Risk Framework proves ineffective, the Company could incur litigation and negative regulatory consequences, and suffer unexpected losses that could affect its financial condition or results of operations.
Pandemics, acts of war or terrorism and other adverse external events could significantly impact the Company’s business.
Pandemics; acts of war; military conflicts, including current conflicts in eastern Europe and in the Middle East; or terrorism and other adverse external events, including severe weather and other natural disasters, could have a significant impact on the Company’s ability to conduct business. Such events could affect the stability of the Company’s deposit base, impair the ability of borrowers to repay outstanding loans, impair the value of collateral securing loans, cause significant property damage, result in loss of revenue and/or cause the Company to incur additional expenses. Although the Company has established disaster recovery plans and procedures, and monitors for significant environmental effects on its properties or its investments, the occurrence of any such event could have a material adverse effect on the Company. For example, the Coronavirus disease 2019 pandemic created economic and financial disruptions that adversely affected the Company’s business, financial condition, capital and results of operations.
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
The Company’s assets, communities, operations, reputation and customers could be adversely affected by the impacts of climate-related risk.
The Company operates in regions where its businesses and the activities of its customers could be negatively impacted by climate-related risk. This includes the physical risks resulting from chronic shifts in climate, such as rising average global temperatures, rising sea levels, and acute climate events, such as an increase in the frequency and severity of extreme weather events and natural disasters, including floods, wildfires, hurricanes and tornados. Such chronic shifts and acute events could damage or otherwise impact the value or productivity of customers’ assets and disrupt the Company’s operations and the operations of customers or third parties on which the Company relies. They could also result in market volatility, negatively impact the Company’s customers’ ability to repay outstanding loans, and deteriorate the value of collateral. For example, over time, the occurrence of acute climate events may result in both increasing insurance premiums for and reduced availability of insurance, which could have a broader impact on the economy.
Further, climate-related risk may manifest from efforts to transition to a low-carbon economy. Transition risks may arise from changes in consumer and business preferences, legislation, regulation, policy, and technological advancement associated with the changes necessary to limit climate change. Such risks may result in increased expenses or otherwise adversely impact the Company and its customers, including the ability of customers to repay outstanding loans. The Company could experience increased expenses resulting from climate-related strategic planning and market changes, as well as litigation and reputational harm as a result of negative public sentiment, regulatory scrutiny and reduced investor and stakeholder confidence due to the Company’s actual or perceived action, or inaction, regarding climate change. For example, due to divergent stakeholder views regarding climate change, the Company’s reputation may be damaged, its financial condition could suffer, and its ability to attract and retain employees may be harmed as a result of any perceived ineffective identification, monitoring or management of risks relating to providing financial services to certain industries or projects that are sensitive to a transition to a lower carbon economy, as well as any decisions the Company makes to continue to conduct or change its activities in response to considerations relating to climate-related financial risk management.
In addition, laws, regulations, and the expectations of federal and state banking regulators, investors and other stakeholders regarding appropriate climate-related risk management, practices and disclosures are continuously evolving and may require financial institutions including the Company, to adhere to new or heightened requirements and expectations regarding the disclosure and management of their climate-related risks and related lending, investment, operations and advisory activities. For example, the NYSDFS issued guidance for New York State-regulated banking and mortgage institutions relating to the management of material financial risks from climate change in December 2023. In addition, a number of states in which the Company operates have enacted or proposed statutes and regulations addressing climate change and sustainability issues while certain other states have enacted, or have proposed to enact, statutes, regulations or policies that are in opposition to those objectives. Any such new or heightened requirements may result in higher regulatory, compliance and other expenses, and may subject the Company to different and potentially conflicting requirements in the various jurisdictions in which it operates.
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
Cybersecurity is integrated into the Company’s Risk Framework through which the Company identifies, assesses, monitors, controls, communicates and escalates risks. The Risk Framework, which is reviewed and approved by the Risk Committee of the Board of Directors at least annually, represents the Company’s overall risk management approach, including the policies, processes, controls and systems through which the Company seeks to manage risk, including cybersecurity risk. It aims to provide a common foundation for all employees and officers as well as directors to help understand and communicate the types of risks that the Company faces in pursuit of its business objectives. The Risk Framework includes oversight by management through a multi-tiered committee structure responsible for overseeing proactive risk identification, developing an aggregated view of risks, and providing a consistent governance methodology across the Company. All such committees, including a management committee which has primary authority for oversight of cybersecurity, report up to the Management Risk Committee, which is chaired by the Chief Risk Officer, and serves as the executive level committee responsible for the implementation and oversight of the Risk Framework. The Risk Framework is designed to ensure the Board of Directors and its Risk

Committee, which is the primary Board committee that oversees cybersecurity, are provided the information necessary to be effective in its risk management oversight responsibilities.
The Risk Committee of the Board of Directors provides oversight of cybersecurity risks and receives regular reports on cybersecurity from the CISO. The CISO is responsible for the design and execution of the Company's Enterprise Cybersecurity Program, which is supported by the governance structure defined within the Risk Framework. The CISO reports as necessary to executive management, the Risk Committee of the Board and the Board of Directors on cyber and information security issues and the effectiveness of the Company’s Enterprise Cybersecurity Program. The Risk Committee of the Board and the Board of Directors receive the results of the Company’s annual cybersecurity risk assessment. Aligned with leading industry standards, including the U.S. Department of Commerce’s National Institute of Standards and Technology Cybersecurity Framework, the Enterprise Cybersecurity Program is built upon a foundation of policies, standards and procedures, which leverage the National Institute of Standards and Technology standards and regulatory requirements to help safeguard customer information and reduce the risk of cyber incidents and breaches. The Enterprise Cybersecurity Program features layered controls of network and endpoint intrusion detection and prevention, enterprise malware protection, threat-monitoring and a Security Operations Center that provides full-time support and additional operational measures to monitor and respond to data breaches and cyber attacks.
In accordance with the Gramm-Leach-Bliley Act, the Company undertakes periodic assessments to identify and assess risks to customer information and evaluate the effectiveness of security controls. The Company engages third parties in connection with such cybersecurity preparedness efforts. Ongoing audits, including vulnerability and penetration testing of the Company’s computing infrastructure, are performed by independent third parties and by internal cybersecurity personnel.
The Company has also established processes to oversee and identify cybersecurity risks from third-party service providers. Third-party service providers (including suppliers and business partners) are required to have security policies, standards and procedures that meet or exceed the information security guidelines as specified in the Enterprise Cybersecurity Program. The Company has an established third-party due diligence program designed to ensure vendors meet the Company's expectations as agreed to in their contract. Roles, responsibilities and expectations for service providers and other third parties are communicated and documented through contracts (and other associated agreements) and monitored through oversight as part of the Company’s Third-Party Risk Management Program.
The Company’s Cybersecurity Leadership Team includes the CISO who is responsible for overseeing and reporting on the development and implementation of the Company's Enterprise Cybersecurity Program. The CISO has over twenty years of experience in information security for large financial institutions and has served as chairman for the Bank Policy Institute's Technology Policy Division Information Security Committee and as a board member of Financial Services Information Sharing and Analysis Center. The CISO currently serves on the Advisory Council for New York University's Graduate School of Engineering, as well as the Advisory Board for University of North Carolina - Charlotte College of Computing and Informatics. The CISO reports to the Company’s Chief Technology and Operations Officer, who has two decades of experience in the financial and technology industries. Prior to joining the Company in 2018, M&T's Chief Technology and Operations Officer served as Chief Technology Officer of North American Credit Cards and Chief Information Officer of Europe at Capital One Financial Corporation and he holds a Masters of Science in Management of Information Technology from the University of Virginia. In addition, the Cybersecurity Leadership Team includes management with expertise in vulnerability management, digital forensics, threat intelligence, software development, cybersecurity operations, and project management. Many individuals on the Cybersecurity Leadership Team hold cybersecurity-relevant certifications.
The Company’s Information Security Awareness Program, a component of the Enterprise Cybersecurity Program, is designed to ensure that all employees and contingent workers are aware of relevant cyber-related policies, principles, standards and practices, as well as new and current regulatory requirements related to safeguarding customer and corporate information assets. Cybersecurity awareness initiatives and resources are regularly provided to employees and contingent workers, including through mandatory annual cybersecurity awareness training, ongoing simulated phishing email exercises and communications from the Company's Cybersecurity Division on the Company's internal communication channels.
Item 2.        Properties.
M&T and M&T Bank each maintain their executive offices at One M&T Plaza in Buffalo, New York 14203. This twenty-one story headquarters building, containing approximately 300,000 rentable square feet of space, is owned by M&T Bank. M&T, M&T Bank and their subsidiaries occupy 100% of the building. The Company owns other properties that exceed 100,000 rentable square feet of space located in the Buffalo, New York area, Wilmington and Millsboro, Delaware, Bridgeport, Connecticut, and Harrisburg, Pennsylvania. M&T's subsidiary banks serviced customers through 942 domestic banking office locations primarily concentrated in the Northeastern and Mid-Atlantic regions of the U.S, of which 350 are owned and 592 are leased at December 31, 2025. The Company also leases office space and other facilities to support its business operations.
The cost and accumulated depreciation and amortization of the Company’s premises and equipment and information regarding the Company’s lease arrangements is detailed in note 5 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data.”
Item 3.        Legal Proceedings.
Refer to note 20 of Notes to Financial Statements filed herewith in Part II, Item 8, “Financial Statements and Supplementary Data” regarding legal proceedings.
Item 4.            Mine Safety Disclosures.
Not applicable.

Executive Officers of the Registrant
Information concerning M&T’s executive officers is presented below. The year the officer was first appointed to the indicated position with M&T or certain of its subsidiaries is shown parenthetically.

Executive Officer and Position	Age	Business Experience	Year of Employment
René F. Jones Chief Executive Officer, Chairman of the Board of M&T and M&T Bank	61	Chief Executive Officer, Chairman of the Board and a Director (2017) of M&T and M&T Bank. Previously, Mr. Jones was a Senior Executive Vice President of M&T and a Vice Chairman of M&T Bank with responsibility for the Company's Wealth and Institutional Services Division, Treasury Division and Mortgage and Consumer Lending Divisions. Mr. Jones had also served as Chief Financial Officer of M&T, M&T Bank and Wilmington Trust, N.A.	1992
Kevin J. Pearson Vice Chairman of M&T, Vice Chairman and a Director of M&T Bank	64	Vice Chairman (2020) of M&T and Vice Chairman (2014) and a Director (2018) of M&T Bank and Chief Executive Officer, Chairman of the Board (2024) and a Director (2014) of Wilmington Trust, N.A. Mr. Pearson has oversight of the Institutional Services and Wealth Management, Consumer Lending, Mortgage and Dealer Services Divisions. Previously, Mr. Pearson served as a Director of M&T as well as a Senior Executive Vice President of M&T and M&T Bank and oversaw the Commercial Banking Division.	1989
Daryl N. Bible Senior Executive Vice President and Chief Financial Officer of M&T and M&T Bank	64	Senior Executive Vice President and Chief Financial Officer (2023) of M&T, M&T Bank and Wilmington Trust, N.A. Prior to joining M&T, Mr. Bible was the Chief Financial Officer of Truist Financial Corporation and its predecessor, Branch Banking and Trust Company, from 2009 to 2022.	2023
Peter G. D’Arcy Senior Executive Vice President of M&T and M&T Bank, Head of Commercial Banking	52	Senior Executive Vice President (2022) of M&T and M&T Bank and Head of the Commercial Banking Division (2022). Mr. D'Arcy is a Director and Chairman (2022) of M&T Realty Capital. Previously, Mr. D’Arcy served as an Area Executive, was Co-Chair of M&T Bank’s Senior Loan Committee, and supervised M&T Bank’s Commercial Real Estate, Capital Markets and Corporate and Institutional Banking Divisions.	1995
Christopher E. Kay Senior Executive Vice President of M&T and M&T Bank, Head of Enterprise Platforms	60	Senior Executive Vice President (2018) of M&T and M&T Bank and Head of the Enterprise Platforms (2023). Mr Kay is responsible for overseeing Consumer, Business Banking and Marketing.	2018
Laura P. O’Hara Senior Executive Vice President and Chief Legal Officer of M&T and M&T Bank	66	Senior Executive Vice President (2020) and Chief Legal Officer (2017) of M&T and M&T Bank. Ms. O’Hara is a Senior Executive Vice President (2020) and Chief Legal Officer (2018) of Wilmington Trust, N.A.	2017
Neeraj Singh Senior Executive Vice President and Chief Risk Officer of M&T and M&T Bank	55	Senior Executive Vice President (2024) and Chief Risk Officer (2025) of M&T, M&T Bank and Wilmington Trust, N.A. Prior to joining M&T, Mr. Singh was the Chief Risk Officer of USAA from 2021 to 2024, and Chief Risk Officer and Head of Global Consumer Modeling at Citigroup Inc. U.S. Consumer Bank from 2017 to 2021.	2024
Julianne Urban Senior Executive Vice President and Chief Auditor of M&T and M&T Bank	53	Senior Executive Vice President (2020) and Chief Auditor (2017) of M&T and M&T Bank. Ms. Urban is a Senior Executive Vice President (2020) and Chief Auditor (2018) of Wilmington Trust, N.A. Previously, Ms. Urban served as an Audit Manager and Audit Director.	2002
Michael A. Wisler Senior Executive Vice President and Chief Technology and Operations Officer of M&T and M&T Bank	50	Senior Executive Vice President (2022) of M&T and M&T Bank and Chief Technology and Operations Officer (2025) of M&T and M&T Bank. Previously, Mr. Wisler served as the Chief Information Officer (2018).	2018
Tracy S. Woodrow Senior Executive Vice President and Chief Administrative Officer of M&T and M&T Bank, Western New York Regional President of M&T Bank	52	Senior Executive Vice President (2020) and Chief Administrative Officer (2023) of M&T and M&T Bank and Western New York Regional President (2025) of M&T Bank responsible for Human Resources, Corporate Services and Sustainability. Ms. Woodrow is a Senior Executive Vice President (2015) of Wilmington Trust, N.A. Ms. Woodrow previously served as Chief Human Resources Officer for M&T and M&T Bank and as the BSA/AML/OFAC Officer for M&T, M&T Bank and Wilmington Trust, N.A.	2013

PART II
Item 5.         Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
M&T’s common stock is traded under the symbol MTB on the NYSE. Shareholders of M&T approximated 28,425 at December 31, 2025. Refer to the section entitled "Capital" and Table 48 within Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Consolidated Statement of Changes in Shareholders' Equity in Part II, Item 8, "Financial Statements and Supplementary Data" of this Form 10-K for frequency and amounts of dividends on common stock. For information regarding restrictions on the payment of dividends see Part I, Item 1, "Business" under the caption "Distributions" of this Form 10-K.
During the fourth quarter of 2025, M&T did not issue any shares of its common stock that were not registered under the Securities Act.
Equity Compensation Plan Information
The following table provides information as of December 31, 2025 with respect to shares of common stock that may be issued under M&T’s existing equity compensation plans. M&T’s existing equity compensation plans include the M&T Bank Corporation 2019 Equity Incentive Compensation Plan, which has been previously approved by shareholders and the M&T Bank Corporation Deferred Bonus Plan, which did not require shareholder approval. The table does not include information with respect to shares of common stock subject to outstanding options and rights assumed by M&T in connection with mergers and acquisitions of the companies that originally granted those options and rights. As of December 31, 2025, a total of 107,989 shares of M&T common stock were issuable upon exercise of outstanding options or rights assumed by M&T in connection with merger and acquisition transactions. The weighted-average exercise price of those outstanding options or rights is $149.64 per common share.

	Number of Securities to be Issued Upon Exercise of Outstanding Options or Rights	Weighted-Average Exercise Price of Outstanding Options or Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Plan Category	(A)	(B)	(C)
Equity compensation plans approved by security holders	729,680	$164.46	2,459,959
Equity compensation plans not approved by security holders (a)	7,710	88.08	—
Total	737,390	$163.66	2,459,959
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

Performance Graph
The following graph contains a comparison of the cumulative shareholder return on M&T common stock against the cumulative total returns of the KBW Nasdaq Bank Index, compiled by Keefe, Bruyette & Woods, Inc., and the S&P 500 Index, compiled by S&P Dow Jones Indices, LLC, for the five-year period beginning on December 31, 2020 and ending on December 31, 2025. The KBW Nasdaq Bank Index is a modified market capitalization weighted index consisting of 24 banking stocks representing leading large U.S. national money centers, regional banks and thrift institutions.

Comparison of Five-Year Cumulative Return*

$250
$200
$150
$100
$50
$0
2020
2021
2022
2023
2024
2025
M&T Bank Corporation
KBW Nasdaq Bank Index
S&P 500 Index

Shareholder Value at Year End*

	2020	2021	2022	2023	2024	2025
M&T Bank Corporation	100	124	121	119	168	186
KBW Nasdaq Bank Index	100	138	109	108	148	196
S&P 500 Index	100	129	105	133	166	196
__________________________________________________________________________________
*Assumes a $100 investment on December 31, 2020 and reinvestment of all dividends.
In accordance with and to the extent permitted by applicable law or regulation, the information set forth above under the heading "Performance Graph" shall not be incorporated by reference into any future filing under the Securities Act, or the Exchange Act and shall not be deemed to be "soliciting material" or to be "filed" with the SEC under the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities
During the fourth quarter of 2025, M&T purchased shares of its common stock as follows:

	Issuer Purchases of Equity Securities
(Dollars in millions, except per share)	Total Number of Shares (or Units) Purchased (a)	Average Price Paid per Share (or Unit) (b)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that may yet be Purchased Under the Plans or Programs (c)
October 1 - October 31, 2025	1,736,781	$184.31	1,736,781	$1,530
November 1 - November 30, 2025	1,001,568	186.56	1,001,536	1,343
December 1 - December 31, 2025	13,465	205.84	—	1,343
Total	2,751,814	$185.23	2,738,317
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
(c)On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. The authorization replaced and terminated, effective January 22, 2025, the prior $3.0 billion share repurchase program authorized by M&T's Board of Directors in July 2022.
Item 6.         Selected Financial Data [Reserved].

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Corporate Profile
M&T is a BHC headquartered in Buffalo, New York with consolidated assets of $213.5 billion at December 31, 2025. M&T’s wholly-owned bank subsidiaries are M&T Bank and Wilmington Trust, N.A. Those bank subsidiaries offer a wide range of retail and commercial banking, wealth management, trust and institutional services to their customers.
M&T Bank, with total consolidated assets of $212.9 billion at December 31, 2025, is a New York-chartered commercial bank with 942 domestic banking offices primarily located in the Northeastern and Mid-Atlantic regions of the U.S., including the District of Columbia, and a full-service commercial banking office in Ontario, Canada. M&T Bank and its subsidiaries offer a broad range of financial services to a diverse base of consumers, businesses, professional clients, governmental entities and financial institutions located in their markets.
Wilmington Trust, N.A. is a national bank with total consolidated assets of $773 million at December 31, 2025. Wilmington Trust, N.A. and its subsidiaries offer various institutional client and wealth management services. Further information about the Company's business, its legal entity structure and its significant subsidiaries is included in Part I, Item 1, "Business" and Exhibit 21.1 of this Form 10-K.
Financial Overview
For a discussion of 2024 results as compared with 2023 results, see Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the M&T Annual Report on Form 10-K for the year ended December 31, 2024. A comparative summary of financial results for the Company is provided in Table 1 that follows.
Table 1
SUMMARY OF FINANCIAL RESULTS

				Change from
				2024 to 2025		2023 to 2024
(Dollars in millions, except per share)	2025	2024	2023	Amount	%	Amount	%
Net interest income	$6,948	$6,852	$7,115	$96	1%	$(263)	-4%
Taxable-equivalent adjustment (a)	44	50	54	(6)	-11	(4)	-9
Net interest income (taxable-equivalent basis) (a)	6,992	6,902	7,169	90	1	(267)	-4
Provision for credit losses	505	610	645	(105)	-17	(35)	-5
Other income	2,742	2,427	2,528	315	13	(101)	-4
Other expense	5,493	5,359	5,379	134	2	(20)	—
Net income	2,851	2,588	2,741	263	10	(153)	-6
Per common share data:
Basic earnings	17.10	14.71	15.85	2.39	16	(1.14)	-7
Diluted earnings	17.00	14.64	15.79	2.36	16	(1.15)	-7
Performance ratios
Return on:
Average assets	1.35%	1.23%	1.33%
Average common shareholders' equity	10.27	9.54	11.06
Net interest margin	3.67	3.58	3.83
__________________________________________________________________________________
(a)Net interest income data are presented on a taxable-equivalent basis which is a non-GAAP measure. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on a composite income tax rate of approximately 25% in each of 2025 and 2024 and 26% in 2023.

The increase in net income in 2025 as compared with 2024 reflects the following:
•Net interest income on a taxable-equivalent basis increased $90 million reflecting loan growth and favorable net repricing of earning assets and interest-bearing liabilities, including a reduction of the negative impact from interest rate swap agreements, as net interest margin widened by 9 basis points.
•The provision for credit losses declined $105 million mainly reflecting improved levels of criticized loans.
•Noninterest income increased $315 million reflecting higher mortgage banking revenues, service charges on deposit accounts, trust income and other revenues from operations.
•Noninterest expense rose $134 million reflecting higher salaries and employee benefits expense and outside data processing and software costs, partially offset by lower FDIC special assessments that included a $37 million reduction of expense in 2025 as compared with $34 million of expense in 2024.
•The Company’s effective tax rates were 22.8% in 2025 and 21.8% in 2024, reflective of $8 million and $31 million of discrete tax benefits in each of those respective years.
On October 31, 2025, M&T issued 45,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series K, with a liquidation preference of $10,000 per share. Additional information about the issued and outstanding preferred stock of M&T is included in note 9 of Notes to Financial Statements.
Under approved capital plans and programs authorized by the Board of Directors, M&T repurchased 14.3 million shares of its common stock in 2025 at a total cost of $2.66 billion. In 2024, M&T repurchased 2.1 million shares of its common stock at a total cost of $400 million.

Supplemental Reporting of Non-GAAP Results of Operations
M&T consistently provides supplemental reporting of its results on a "net operating" or "tangible" basis, from which M&T excludes the after-tax effect of amortization of core deposit and other intangible assets (and the related goodwill, core deposit intangible and other intangible asset balances, net of applicable deferred tax amounts) and gains (when realized) and expenses (when incurred) associated with merging acquired or to be acquired operations into the Company, since such items are considered by management to be "nonoperating" in nature. Although "net operating income" as defined by M&T is not a GAAP measure, M&T’s management believes that this information helps investors understand the effect of acquisition activity in reported results. The following table represents a comparative summary of certain non-GAAP results of operations.
Table 2
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Year Ended December 31,			Percentage Change From
(Dollars in millions, except per share)	2025	2024	2023	2024 to 2025	2023 to 2024
Net operating income	$2,883	$2,630	$2,789	10%	-6%
Diluted net operating earnings per share	17.20	14.88	16.08	16	-7
Return on:
Average tangible assets	1.43%	1.30%	1.42%
Average tangible common equity	15.36	14.54	17.60
Efficiency ratio	56.0	56.9	54.9
Tangible equity per common share (a)	$117.45	$109.36	$98.54	7	11
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

Table 3
RECONCILIATION OF GAAP TO NON-GAAP MEASURES

(Dollars in millions, except per share)	2025	2024	2023
Income statement data
Net income
Net income	$2,851	$2,588	$2,741
Amortization of core deposit and other intangible assets (a)	32	42	48
Net operating income	$2,883	$2,630	$2,789
Earnings per common share
Diluted earnings per common share	$17.00	$14.64	$15.79
Amortization of core deposit and other intangible assets (a)	.20	.24	.29
Diluted net operating earnings per common share	$17.20	$14.88	$16.08
Other expense
Other expense	$5,493	$5,359	$5,379
Amortization of core deposit and other intangible assets	(42)	(53)	(62)
Noninterest operating expense	$5,451	$5,306	$5,317
Efficiency ratio
Noninterest operating expense (numerator)	$5,451	$5,306	$5,317
Taxable-equivalent net interest income	$6,992	$6,902	$7,169
Other income	2,742	2,427	2,528
Less: Gain (loss) on bank investment securities	2	10	4
Denominator	$9,732	$9,319	$9,693
Efficiency ratio	56.0%	56.9%	54.9%
Balance sheet data
Average assets
Average assets	$210,645	$211,220	$205,397
Goodwill	(8,465)	(8,465)	(8,473)
Core deposit and other intangible assets	(82)	(120)	(177)
Deferred taxes	24	33	44
Average tangible assets	$202,122	$202,668	$196,791
Average common equity
Average total equity	$28,804	$28,052	$25,899
Preferred stock	(2,468)	(2,344)	(2,011)
Average common equity	26,336	25,708	23,888
Goodwill	(8,465)	(8,465)	(8,473)
Core deposit and other intangible assets	(82)	(120)	(177)
Deferred taxes	24	33	44
Average tangible common equity	$17,813	$17,156	$15,282
At end of year
Total assets
Total assets	$213,510	$208,105	$208,264
Goodwill	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(64)	(94)	(147)
Deferred taxes	20	28	37
Total tangible assets	$205,001	$199,574	$199,689
Total common equity
Total equity	$29,177	$29,027	$26,957
Preferred stock	(2,834)	(2,394)	(2,011)
Common equity	26,343	26,633	24,946
Goodwill	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(64)	(94)	(147)
Deferred taxes	20	28	37
Total tangible common equity	$17,834	$18,102	$16,371
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
Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. The FOMC lowered its federal funds target interest rate by a total of 100 basis points in the last four months of 2024 and by a total of 75 basis points in the last four months of 2025.
Net interest income on a taxable-equivalent basis totaled $6.99 billion in 2025, an increase of $90 million from $6.90 billion in 2024. That increase reflects a 9 basis-point widening of the net interest margin driven by a decrease of 51 basis points in the cost of interest-bearing liabilities, partially offset by a 22 basis-point decline in the yield received on earning assets and a 20 basis-point reduction in the contribution of net interest-free funds. Contributing to lower yields on earning assets and rates paid on interest-bearing liabilities in 2025 was the impact of the aforementioned FOMC interest rate reductions. The yields received on earning assets reflect a reduction of the negative impact from interest rate swap agreements entered into for interest rate risk management purposes on yields received on commercial and industrial and commercial real estate loans. Partially offsetting the overall decline in yields received on earning assets was an increase in yields received on investment securities from the deployment of liquidity into fixed rate investment securities throughout 2024 and 2025 that yielded higher rates than maturing investment securities.
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
The Company's average balance sheets accompanied by the taxable-equivalent interest income and expense and the average rate on the Company's earning assets and interest-bearing liabilities are presented in Table 4 that follows.

Table 4
AVERAGE BALANCE SHEETS AND TAXABLE-EQUIVALENT RATES

	2025			2024			2023
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$61,520	$3,911	6.36%	$58,871	$4,060	6.90%	$54,271	$3,640	6.71%
Real estate - commercial	25,004	1,587	6.26	30,271	1,944	6.32	34,473	2,211	6.33
Real estate - residential	24,001	1,089	4.54	23,056	1,005	4.36	23,614	971	4.11
Consumer	25,578	1,682	6.58	22,519	1,494	6.63	20,380	1,229	6.03
Total loans	136,103	8,269	6.08	134,717	8,503	6.31	132,738	8,051	6.07
Interest-bearing deposits at banks	18,767	816	4.35	27,244	1,452	5.33	26,202	1,360	5.19
Trading account	96	3	3.45	102	3	3.42	133	4	3.20
Investment securities (b):
U.S. Treasury	7,904	316	3.99	9,038	300	3.32	8,966	228	2.54
Mortgage-backed securities (c)	24,590	1,016	4.13	17,968	649	3.61	15,147	473	3.13
State and political subdivisions (d)	2,231	56	2.52	2,428	92	3.81	2,539	95	3.72
Other	1,053	54	5.10	1,321	77	5.84	1,280	67	5.23
Total investment securities	35,778	1,442	4.03	30,755	1,118	3.64	27,932	863	3.09
Total earning assets	190,744	10,530	5.52	192,818	11,076	5.74	187,005	10,278	5.50
Goodwill	8,465			8,465			8,473
Core deposit and other intangible assets	82			120			177
Other assets	11,354			9,817			9,742
Total assets	$210,645			$211,220			$205,397
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$104,385	$2,271	2.17%	$97,824	$2,514	2.57%	$89,489	$1,746	1.95%
Time deposits	14,020	475	3.39	18,339	781	4.26	17,131	671	3.92
Total interest-bearing deposits	118,405	2,746	2.32	116,163	3,295	2.84	106,620	2,417	2.27
Short-term borrowings	2,774	124	4.45	4,440	242	5.45	5,758	292	5.07
Long-term borrowings	11,897	668	5.61	11,083	637	5.76	7,296	400	5.49
Total interest-bearing liabilities	133,076	3,538	2.66	131,686	4,174	3.17	119,674	3,109	2.60
Noninterest-bearing deposits	44,702			47,260			55,474
Other liabilities	4,063			4,222			4,350
Total liabilities	181,841			183,168			179,498
Shareholders’ equity	28,804			28,052			25,899
Total liabilities and shareholders’ equity	$210,645			$211,220			$205,397
Net interest spread			2.86			2.57			2.90
Contribution of interest-free funds			.81			1.01			.93
Net interest income/margin on earning assets		$6,992	3.67%		$6,902	3.58%		$7,169	3.83%

Total deposits	$163,107	$2,746	1.68%	$163,423	$3,295	2.02%	$162,094	$2,417	1.49%
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.
(d)The yield on state and political subdivisions investment securities for 2025 reflects $18 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United.

The total changes in interest income and expense, including the changes attributable to volume and rate are presented in Table 5.
Table 5
CHANGES IN INTEREST INCOME AND EXPENSE

	2025 compared with 2024			2024 compared with 2023
		Resulting from Changes in (a):			Resulting from Changes in (a):
(Dollars in millions)	Total Change	Volume	Rate	Total Change	Volume	Rate
Interest income (b):
Loans:
Commercial and industrial	$(149)	$178	$(327)	$420	$315	$105
Real estate - commercial	(357)	(339)	(18)	(267)	(264)	(3)
Real estate - residential	84	42	42	34	(24)	58
Consumer	188	199	(11)	265	136	129
Interest-bearing deposits at banks	(636)	(400)	(236)	92	55	37
Trading account	—	—	—	(1)	(1)	—
Investment securities:
U.S. Treasury	16	(40)	56	72	2	70
Mortgage-backed securities (c)	367	264	103	176	97	79
State and political subdivisions (d)	(36)	(7)	(29)	(3)	(5)	2
Other	(23)	(14)	(9)	10	2	8
Total interest income	$(546)			$798
Interest expense:
Interest-bearing deposits:
Savings and interest-checking deposits	$(243)	$162	$(405)	$768	$174	$594
Time deposits	(306)	(164)	(142)	110	49	61
Short-term borrowings	(118)	(79)	(39)	(50)	(71)	21
Long-term borrowings	31	47	(16)	237	216	21
Total interest expense	$(636)			$1,065
__________________________________________________________________________________
(a)The apportionment of changes resulting from the combined effect of both volume and rate was based on the separately determined volume and rate changes.
(b)Interest income data are presented on a taxable-equivalent basis.
(c)Primarily government issued or guaranteed.
(d)The change in interest income on state and political subdivisions investment securities for 2025 compared with 2024 reflects $18 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United. The impact of this reduction is primarily included in the "Rate" column.

Interest rate swap agreements
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields received on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. Table 6 summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at December 31, 2025 and 2024.
Table 6
INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$4,350	3.9	3.52%	4.09%
Fixed rate long-term borrowings — forward-starting	1,750	7.1	3.68	3.84
Total fair value hedges	6,100	4.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	15,200	0.7	3.81	3.78
Forward-starting	9,700	2.0	3.37	3.84
Total cash flow hedges	24,900	1.3
Total	$31,000	2.0
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings — active	$2,000	5.4	3.11%	5.07%
Fixed rate long-term borrowings — forward-starting	3,350	6.2	3.81	4.49
Fixed rate available for sale securities — active	15	0.1	4.84	4.36
Total fair value hedges	5,365	5.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	20,819	0.9	3.26	4.47
Forward-starting	10,000	3.0	3.72	4.49
Total cash flow hedges	30,819	1.6
Total	$36,184	2.2

Information regarding the fair value of interest rate swap agreements designated as fair value hedges and cash flow hedges is presented in note 17 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the year), the related effect on net interest income and margin, and the weighted-average interest rates paid or received on those swap agreements are presented in Table 7 that follows.
Table 7
INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Year Ended December 31,
.	2025		2024		2023
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$(115)	-.06%	$(364)	-.19%	$(250)	-.13%
Interest expense	39	.03	50	.04	52	.04
Net interest income/margin	$(154)	-.08%	$(414)	-.22%	$(302)	-.16%
Average notional amount (b)	$20,273		$21,003		$14,027
Rate received (c)		3.52%		3.29%		3.12%
Rate paid (c)		4.28		5.26		5.24
__________________________________________________________________________________
(a)Computed as a percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the year.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the year.
Lending activities
The Company's lending activities reflect a shift in portfolio composition as it executed various strategies to lessen its relative concentration of commercial real estate loans and to reduce the amount of criticized loans in this category throughout 2024 and 2025. The following table summarizes changes in the components of average loans.
Table 8
AVERAGE LOANS

				Percentage Change From
(Dollars in millions)	2025	2024	2023	2024 to 2025	2023 to 2024
Commercial and industrial	$61,520	$58,871	$54,271	4%	8%
Real estate - commercial	25,004	30,271	34,473	-17	-12
Real estate - residential	24,001	23,056	23,614	4	-2
Consumer:
Home equity lines and loans	4,653	4,574	4,782	2	-4
Recreational finance	13,531	11,339	9,386	19	21
Automobile	5,142	4,504	4,134	14	9
Other	2,252	2,102	2,078	7	1
Total consumer	25,578	22,519	20,380	14	10
Total	$136,103	$134,717	$132,738	1%	1%

Average loans grew $1.4 billion from 2024.
•Average commercial and industrial loans grew $2.6 billion reflecting higher average balances of loans to financial and insurance companies and motor vehicle and recreational finance dealers.
•Average commercial real estate loans declined $5.3 billion as the Company executed various strategies to reduce its relative concentration of such loans. Average permanent and construction commercial real estate loans decreased by $3.2 billion and $2.1 billion, respectively.
•Average residential real estate loans grew $945 million reflecting the retention of originated residential mortgage loans and purchases.
•Average consumer loans increased $3.1 billion reflecting recreational finance and automobile average loan growth of $2.2 billion and $638 million, respectively.
Table 9 presents the geographical composition of the Company’s loan portfolio at December 31, 2025.
Table 9
LOANS

		Percent of Dollars Outstanding
December 31, 2025 (Dollars in millions)	Outstanding	New York	Mid- Atlantic (a)	New England (b)	Other
Commercial and industrial	$63,548	24%	31%	16%	29%
Real estate - commercial	23,819	36	26	23	15
Real estate - residential	24,874	28	32	26	14
Consumer:
Home equity lines and loans	4,807	35	41	23	1
Recreational finance	14,092	7	14	6	73
Automobile	5,167	24	47	8	21
Other secured	810	32	32	12	24
Other unsecured	1,585	35	51	11	3
Total consumer	26,461	18	28	10	44
Total loans	$138,702	25%	30%	18%	27%
__________________________________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
Commercial and industrial loans, including leases, represented 46% of total loans at December 31, 2025. Owner-occupied loans secured by real estate included in commercial and industrial loans at December 31, 2025 totaled $11.2 billion. The real estate securing such loans is typically used in the primary business operations of the borrower and is not predominantly dependent on rental income from tenants. The Company also provides financing for leases to commercial customers. Commercial leases included in total commercial and industrial loans at December 31, 2025 aggregated $2.7 billion.
Commercial and industrial loans increased $2.1 billion from December 31, 2024 to December 31, 2025 reflecting growth that spanned several industry types. Loans to customers in the financial and insurance, services and wholesale industries increased $1.3 billion, or 11%, $524 million, or 5%, and $450 million, or 9%, respectively, from the end of 2024.

Table 10 presents information on commercial and industrial loans as of December 31, 2025 relating to borrower industry, geographic area, size and whether the loans are secured by collateral or unsecured.
Table 10
COMMERCIAL AND INDUSTRIAL LOANS

December 31, 2025 (Dollars in millions)	New York	Mid- Atlantic (a)	New England (b)	Other	Total	Percent of Total
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$2,862	$2,086	$2,078	$5,768	$12,794	20%
Services	1,819	2,972	1,533	1,586	7,910	12
Motor vehicle and recreational finance dealers	1,904	2,022	845	2,420	7,191	11
Manufacturing	1,274	1,903	1,116	1,819	6,112	10
Wholesale	1,131	1,720	778	757	4,386	7
Transportation, communications, utilities	427	1,319	594	1,550	3,890	6
Retail	608	970	289	1,231	3,098	5
Construction	496	904	154	711	2,265	4
Health services	640	478	320	384	1,822	3
Real estate investors	503	704	77	295	1,579	2
Other	186	466	243	408	1,303	2
Total commercial and industrial excluding owner-occupied real estate	11,850	15,544	8,027	16,929	52,350	82
Owner-occupied real estate by industry:
Services	893	851	546	78	2,368	4
Motor vehicle and recreational finance dealers	453	751	266	764	2,234	4
Retail	482	773	410	228	1,893	3
Health services	553	541	169	5	1,268	2
Wholesale	209	506	105	158	978	1
Manufacturing	238	267	217	69	791	1
Real estate investors	185	292	126	13	616	1
Other	386	506	116	42	1,050	2
Total owner-occupied real estate	3,399	4,487	1,955	1,357	11,198	18
Total	$15,249	$20,031	$9,982	$18,286	$63,548	100%
Percent of total	24%	31%	16%	29%	100%

Percent of dollars outstanding:
Secured	85%	89%	92%	86%	88%
Unsecured	11	8	5	7	8
Leases	4	3	3	7	4
Total	100%	100%	100%	100%	100%
Percent of dollars outstanding by loan size:
Less than $1 million	19%	20%	13%	23%	20%
$1 million to $10 million	34	32	29	17	28
$10 million to $30 million	26	25	28	16	23
$30 million to $50 million	12	9	12	12	11
$50 million to $100 million	5	9	13	18	11
Greater than $100 million	4	5	5	14	7
Total	100%	100%	100%	100%	100%
__________________________________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.

Borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses including fund banking companies and mortgage warehouse lending businesses. Approximately 89% of loans to the financial and insurance industry and 7% of loans to the services industry were designated as loans to NDFIs as prescribed in regulatory guidance applicable to M&T Bank at December 31, 2025. Table 11 presents commercial and industrial commitments and outstanding balances of loans to NDFIs at December 31, 2025.
Table 11
COMMERCIAL AND INDUSTRIAL COMMITMENTS AND LOANS TO NDFIs

December 31, 2025 (Dollars in millions)	Commitment Amount	Outstanding Balance
Mortgage credit intermediaries (a)	$10,216	$5,610
Private equity funds (b)	5,981	3,287
Business credit intermediaries (c)	3,288	1,770
Consumer credit intermediaries (d)	1,145	731
Other	3,269	1,139
Total	$23,899	$12,537
__________________________________________________________________________________
(a)Includes real estate investment trust credit facilities, residential mortgage warehouse lines of credit and mortgage loan servicing rights secured financing.
(b)Primarily subscription credit facilities.
(c)Includes credit facilities to wholesale lender finance and leasing companies and business development companies.
(d)Includes credit facilities to consumer lender finance and leasing companies.
Commercial real estate loans originated by the Company are generally secured by investor-owned real estate and include both fixed and variable rate instruments with monthly payments and a balloon payment of the remaining unpaid principal balance at maturity. Maturity dates generally range from three to ten years and, for borrowers in good standing, the terms of such loans may be extended by the customer following maturity at the then-current market rate of interest. Adjustable-rate commercial real estate loans represented approximately 83% of the commercial real estate loan portfolio at the 2025 year end.
Commercial real estate construction and development loans totaled $3.6 billion at December 31, 2025, or 3% of total loans. Approximately 97% of those construction loans had adjustable interest rates. Included in such loans at December 31, 2025 were loans made for various purposes, including the construction of multifamily residential housing, office buildings, health services facilities and other commercial development. In June 2025, the Company sold $661 million of out-of-footprint residential builder and developer loans and recognized a gain on sale of $15 million, which is included in Other revenues from operations in the Consolidated Statement of Income.
M&T Realty Capital, a commercial real estate lending subsidiary of M&T Bank, participates in the DUS program of Fannie Mae, pursuant to which commercial real estate loans are originated in accordance with terms and conditions specified by Fannie Mae and sold. Under this program, loans are sold with partial credit recourse to M&T Realty Capital. The amount of recourse is generally limited to one-third of any credit loss incurred by the purchaser on an individual loan, although in some cases the recourse amount is more or less than one-third of the outstanding principal balance. The Company’s contractual credit recourse associated with sold commercial real estate loans was approximately $4.6 billion at December 31, 2025, compared with $4.2 billion at December 31, 2024. Should Fannie Mae determine that loans originated through its DUS program were not originated or serviced in accordance with the terms and conditions of the program, M&T Realty Capital may be required to repurchase such loans or may incur credit losses that exceed the stated recourse amount of the program.

Table 12 presents commercial real estate loans by type of collateral, geographic area and size of the loans outstanding at December 31, 2025.
Table 12
COMMERCIAL REAL ESTATE LOANS

	New York State
December 31, 2025 (Dollars in millions)	New York City	Other	Mid-Atlantic (a)	New England (b)	Other	Total	Percent of Total
Permanent finance by property type:
Apartments/Multifamily	$1,267	$1,432	$1,523	$1,563	$1,052	$6,837	29%
Retail/Service	781	873	1,064	1,015	431	4,164	17
Office	408	809	872	1,024	310	3,423	14
Industrial/Warehouse	200	394	719	551	433	2,297	10
Hotel	119	359	534	447	284	1,743	7
Health services	8	322	576	348	294	1,548	7
Other	65	18	40	57	—	180	1
Total permanent	2,848	4,207	5,328	5,005	2,804	20,192	85
Construction/Development:
Commercial:
Construction	861	489	930	434	668	3,382	14
Land/Land development	69	5	62	9	31	176	1
Residential builder and developer:
Construction	—	5	33	5	8	51	—
Land/Land development	—	—	13	4	1	18	—
Total construction/development (c)	930	499	1,038	452	708	3,627	15
Total commercial real estate	$3,778	$4,706	$6,366	$5,457	$3,512	$23,819	100%
Percent of total	16%	20%	26%	23%	15%	100%
Percent of dollars outstanding by loan size:
Less than $1 million	2%	8%	4%	6%	1%	4%
$1 million to $10 million	21	39	27	35	14	28
$10 million to $30 million	30	33	30	36	29	32
$30 million to $50 million	14	18	24	15	29	20
$50 million to $100 million	23	2	7	8	24	12
Greater than $100 million	10	—	8	—	3	4
Total	100%	100%	100%	100%	100%	100%
__________________________________________________________________________________
(a)Includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia, West Virginia and the District of Columbia.
(b)Includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont.
(c)Total includes $203 million of owner-occupied construction loans.
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
Table 13
AVERAGE INVESTMENT SECURITIES

				Percentage Change From
(Dollars in millions)	2025	2024	2023	2024 to 2025	2023 to 2024
Investment securities available for sale:
U.S. Treasury	$7,412	$8,028	$7,928	-8%	1%
Mortgage-backed securities (a)	14,219	6,605	3,079	115	115
Other	3	125	178	-98	-30
Total available for sale	21,634	14,758	11,185	47	32
Investment securities held to maturity:
U.S. Treasury	492	1,010	1,038	-51	-3
Mortgage-backed securities (a)	10,371	11,363	12,068	-9	-6
State and political subdivisions	2,231	2,428	2,539	-8	-4
Other	1	1	2	-13	-25
Total held to maturity	13,095	14,802	15,647	-12	-5
Equity and other securities	1,049	1,195	1,100	-12	9
Total investment securities	$35,778	$30,755	$27,932	16%	10%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.
The investment securities portfolio averaged $35.8 billion in 2025, up $5.0 billion from 2024. That increase reflects the deployment of liquidity into primarily fixed rate mortgage-backed investment securities designated as available for sale. As a result of the purchases of higher-yielding securities and paydowns and maturities of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased to 4.64% at December 31, 2025 compared with 4.30% at December 31, 2024, while the weighted-average duration of that portfolio decreased to 2.4 years from 2.6 years at each of those respective dates. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. There were no credit-related losses on debt investment securities recognized in 2025, 2024 and 2023. Additional information about the investment securities portfolio is included in notes 3 and 19 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $18.9 billion in 2025 and $27.3 billion in 2024 and were primarily comprised of deposits held at the FRB of New York. The Company considers such deposits to be an immediate source of funds in its liquidity management processes. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and brokered deposits, lending activities and additions to or maturities of investment securities or borrowings.

Funding activities - deposits
The most significant source of funding for the Company is core deposits from its customer base. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s domestic banking network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 78% of average earning assets in 2025, compared with 77% in 2024. The Company also utilizes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. Table 14 provides an analysis of changes in the components of average deposits.
Table 14
AVERAGE DEPOSITS

				Percentage Change From
(Dollars in millions)	2025	2024	2023	2024 to 2025	2023 to 2024
Noninterest-bearing deposits	$44,702	$47,260	$55,474	-5%	-15%
Savings and interest-checking deposits	94,214	89,136	84,868	6	5
Time deposits of $250,000 or less	10,467	11,795	8,055	-11	46
Total core deposits	149,383	148,191	148,397	1	—

Time deposits greater than $250,000	2,980	3,332	2,280	-11	46
Brokered savings and interest-checking deposits	10,171	8,689	4,621	17	88
Brokered time deposits	573	3,211	6,796	-82	-53
Total deposits	$163,107	$163,423	$162,094	—%	1%
Total average deposits decreased $316 million from 2024.
•Average core deposits grew $1.2 billion due to higher average balances of savings and interest-checking deposits that reflected a shift in customer funds from noninterest-bearing accounts to interest-bearing products. Lower average balances of core time deposits reflected comparatively lower rates paid on those products.
•Average brokered deposits declined $1.2 billion reflecting a decrease in average brokered time deposits of $2.6 billion as those products matured. That decrease was partially offset by an increase in average brokered savings and interest-bearing transaction accounts of $1.5 billion reflecting changes in the Company's wholesale funding strategy.

Table 15 summarizes the components of average total deposits by reportable segment for the years ended December 31, 2025, 2024 and 2023.
Table 15
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
2025
Noninterest-bearing deposits	$10,804	$24,389	$8,926	$583	$44,702
Savings and interest-checking deposits	35,409	52,672	9,670	6,634	104,385
Time deposits	354	13,046	44	576	14,020
Total	$46,567	$90,107	$18,640	$7,793	$163,107

2024
Noninterest-bearing deposits	$12,478	$24,938	$9,168	$676	$47,260
Savings and interest-checking deposits	31,509	51,629	8,071	6,615	97,824
Time deposits	372	14,709	42	3,216	18,339
Total	$44,359	$91,276	$17,281	$10,507	$163,423

2023
Noninterest-bearing deposits	$17,173	$28,399	$9,224	$678	$55,474
Savings and interest-checking deposits	24,908	53,097	7,116	4,368	89,489
Time deposits	338	9,970	21	6,802	17,131
Total	$42,419	$91,466	$16,361	$11,848	$162,094

Funding activities - borrowings
Table 16 summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
Table 16
AVERAGE BORROWINGS

(Dollars in millions)	2025	2024	2023
Short-term borrowings:
Federal funds purchased and repurchase agreements	$111	$230	$430
FHLB advances	2,663	4,210	5,328
Total short-term borrowings	2,774	4,440	5,758

Long-term borrowings:
Senior notes	8,654	6,984	5,569
FHLB advances	168	1,835	5
Subordinated notes	817	771	982
Junior subordinated debentures	404	537	538
Asset-backed notes	1,844	946	192
Other	10	10	10
Total long-term borrowings	11,897	11,083	7,296
Total borrowings	$14,671	$15,523	$13,054
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The lower levels of short-term borrowings in 2025 as compared with 2024 reflect the Company's management of liquidity, including reductions in certain short-term wholesale funding sources.
The levels of long-term borrowings reflect the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization. Table 17 provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings in 2025.
Table 17
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	2025
Issuances (a):
Senior notes of M&T	$750
Senior notes of M&T Bank	750
Subordinated notes of M&T	750
Asset-backed notes	1,296
Maturities/Redemptions (b):
FHLB advances	2,001
Senior notes of M&T Bank	2,550
Junior subordinated debentures of M&T associated with Preferred Capital Securities	34
__________________________________________________________________________________
(a)At par value.
(b)Excludes paydowns of asset-backed notes.
Additional information regarding outstanding borrowings is provided in notes 8 and 18 of Notes to Financial Statements.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $505 million and $610 million was recorded in 2025 and 2024, respectively. The lower provision for credit losses in 2025 as compared with 2024 reflects improved levels of criticized loans.
A summary of the Company’s loan charge-offs, provision and allowance for credit losses is presented in Tables 18 and 24, and in note 4 of Notes to Financial Statements.
Table 18
LOAN CHARGE-OFFS, PROVISION AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in millions)	2025	2024	2023
Allowance for loan losses beginning balance	$2,184	$2,129	$1,925
Charge-offs:
Commercial and industrial	309	316	132
Real estate - commercial	115	134	253
Real estate - residential	5	6	10
Consumer	317	257	175
Total charge-offs	746	713	570
Recoveries:
Commercial and industrial	74	36	52
Real estate - commercial	22	58	12
Real estate - residential	5	6	7
Consumer	92	58	58
Total recoveries	193	158	129
Net charge-offs	553	555	441
Provision for loan losses	485	610	645
Allowance for loan losses ending balance	$2,116	$2,184	$2,129
Reserve for unfunded credit commitments beginning balance (a)	$60	$60	$60
Provision for unfunded credit commitments	20	—	—
Reserve for unfunded credit commitments ending balance (a)	80	60	60
Total allowance for credit losses	$2,196	$2,244	$2,189
__________________________________________________________________________________
(a)Included in Accrued interest and other liabilities in the Consolidated Balance Sheet.

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in Table 19.
Table 19
NONPERFORMING ASSET AND PAST DUE LOAN DATA

	December 31,
(Dollars in millions)	2025	2024	2023
Nonaccrual loans	$1,252	$1,690	$2,166
Real estate and other foreclosed assets	35	35	39
Total nonperforming assets	$1,287	$1,725	$2,205
Accruing loans past due 90 days or more (a)	$561	$338	$339
Government-guaranteed loans included in totals above:
Nonaccrual loans	$83	$69	$53
Accruing loans past due 90 days or more (a)	543	318	298
Loans 30-89 days past due	1,753	1,655	1,724

Nonaccrual loans as a percent of total loans	.90%	1.25%	1.62%
Nonperforming assets as a percent of total loans and real estate and other foreclosed assets	.93	1.27	1.64
Accruing loans past due 90 days or more as a percent of total loans	.40	.25	.25
Loans 30-89 days past due as a percent of total loans	1.26	1.22	1.29
__________________________________________________________________________________
(a)Predominantly government-guaranteed residential real estate loans.
Nonaccrual loans decreased $438 million from December 31, 2024 to December 31, 2025 reflecting a $203 million reduction in commercial real estate nonaccrual loans and a $169 million decrease in commercial and industrial nonaccrual loans. Approximately 45% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at December 31, 2025.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities included in accruing loans past due 90 days or more totaled $459 million at December 31, 2025 and $224 million at December 31, 2024. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Additional information about past due and nonaccrual loans is included in note 4 of Notes to Financial Statements.
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
Targeted loan reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In 2025, the Company assessed loans to certain not-for-profit borrowers, government contractors and other commercial borrowers that may be impacted by immigration policies and enforcement, changes to government funding and reductions in the federal workforce. The Company is also monitoring commercial borrowers in certain industry sectors that may be affected by international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing and construction companies. The Company has considered the information gathered in such reviews in the assignment of loan grades.
The Company continues to monitor its commercial real estate loan portfolio. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies impacting some property types have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios and reduced commercial real estate values also impact the ability of borrowers to refinance their obligations at loan maturity. Despite these challenges, the ability of borrowers to service loans secured by investor-owned real estate has generally improved in the recent year. The LTV ratio is one of many factors considered in assessing overall portfolio risks and loss mitigation strategies for the investor-owned commercial real estate portfolio. In determining the LTV ratio, the Company considers cross-collateralization of all exposures secured by the supporting collateral and the estimated value of such collateral. Subsequent to the origination of commercial real estate loans, updated appraisals are obtained in the normal course of business for renewals, extensions and modifications to commitment levels. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current estimates of value.

The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 124% of Tier 1 capital plus its allowable allowance for credit losses at December 31, 2025, down from 136% at December 31, 2024. The Company executed various strategies to lessen its relative concentration of investor-owned commercial real estate loans and to reduce the amount of criticized loans in this category throughout 2024 and 2025.
Tables 20 and 21 summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans by industry and commercial real estate loans by property type, respectively, at December 31, 2025 and 2024.
Table 20
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	December 31, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$12,794	$200	$4	$204	$11,479	$71	$35	$106
Services	7,910	271	74	345	7,409	247	112	359
Motor vehicle and recreational finance dealers	7,191	541	10	551	7,229	527	38	565
Manufacturing	6,112	344	52	396	6,077	394	116	510
Wholesale	4,386	276	57	333	4,057	334	28	362
Transportation, communications, utilities	3,890	196	51	247	3,567	286	62	348
Retail	3,098	213	25	238	3,097	66	17	83
Construction	2,265	211	39	250	2,143	155	44	199
Health services	1,822	56	35	91	1,892	207	36	243
Real estate investors	1,579	202	6	208	1,751	148	8	156
Other	1,303	110	41	151	1,773	109	39	148
Total commercial and industrial excluding owner-occupied real estate	52,350	2,620	394	3,014	50,474	2,544	535	3,079
Owner-occupied real estate by industry:
Services	2,368	84	32	116	2,345	153	26	179
Motor vehicle and recreational finance dealers	2,234	164	1	165	2,236	31	8	39
Retail	1,893	24	15	39	1,677	69	16	85
Health services	1,268	122	47	169	1,330	156	66	222
Wholesale	978	95	3	98	857	62	3	65
Manufacturing	791	79	12	91	809	73	24	97
Real estate investors	616	31	8	39	702	43	6	49
Other	1,050	58	15	73	1,051	54	12	66
Total owner-occupied real estate	11,198	657	133	790	11,007	641	161	802
Total	$63,548	$3,277	$527	$3,804	$61,481	$3,185	$696	$3,881

Criticized loans as a percent of total commercial and industrial loans				6.0%				6.3%

Table 21
CRITICIZED COMMERCIAL REAL ESTATE LOANS

	December 31, 2025				December 31, 2024
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,837	$431	$45	$476	$5,628	$935	$114	$1,049
Retail/Service	4,164	546	70	616	4,747	673	80	753
Office	3,423	644	121	765	4,170	1,125	117	1,242
Industrial/Warehouse	2,297	77	8	85	1,926	143	13	156
Hotel	1,743	173	19	192	1,984	317	118	435
Health services	1,548	150	56	206	2,038	560	25	585
Other	180	20	1	21	287	30	1	31
Total permanent	20,192	2,041	320	2,361	20,780	3,783	468	4,251
Construction/Development	3,627	1,080	13	1,093	5,984	1,715	68	1,783
Total	$23,819	$3,121	$333	$3,454	$26,764	$5,498	$536	$6,034

Criticized loans as a percent of total commercial real estate loans				14.5%				22.6%
Commercial real estate loans weighted-average LTV ratio				56				56
Commercial real estate criticized loans weighted-average LTV ratio				67				63
Loans to the health services, manufacturing and the transportation, communications and utilities industries contributed to the $77 million decrease in commercial and industrial criticized loans in the recent year, partially offset by an increase in criticized loans to motor vehicle and recreational finance dealers, the retail industry and financial and insurance companies. The $2.6 billion decline in criticized commercial real estate loans from December 31, 2024 to December 31, 2025 reflected decreases across all property types as well as in criticized construction and development loans. At December 31, 2025, approximately 94% of criticized accrual loans and 45% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For loans secured by residential real estate, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Information about the location of nonaccrual loans secured by residential real estate at December 31, 2025 and 2024 is presented in Table 22.

Table 22
NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	December 31, 2025			December 31, 2024
		Nonaccrual			Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,904	$109	1.59%	$6,898	$120	1.74%
Mid-Atlantic (b)	7,874	86	1.09	7,229	84	1.16
New England (c)	6,613	39	.59	6,090	53	.87
Other	3,483	30	.87	2,949	22	.76
Total	$24,874	$264	1.06%	$23,166	$279	1.20%
First lien home equity loans and lines of credit:
New York	$740	$14	1.96%	$769	$15	1.92%
Mid-Atlantic (b)	875	17	1.92	908	21	2.33
New England (c)	426	4	.95	435	5	1.26
Other	20	3	13.94	15	3	17.06
Total	$2,061	$38	1.85%	$2,127	$44	2.07%
Junior lien home equity loans and lines of credit:
New York	$920	$19	2.03%	$828	$15	1.76%
Mid-Atlantic (b)	1,120	19	1.70	984	15	1.53
New England (c)	675	6	.88	622	7	1.15
Other	31	—	1.20	31	—	.85
Total	$2,746	$44	1.60%	$2,465	$37	1.50%
__________________________________________________________________________________
(a)Includes $673 million and $791 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $50 million and $59 million at December 31, 2025 and 2024, respectively.
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
Consumer loans not secured by residential real estate are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral. A comparative summary of nonaccrual consumer loan balances and the respective percent of outstanding balances of each consumer loan product at December 31, 2025 and 2024 is presented in Table 23.

Table 23
NONACCRUAL CONSUMER LOANS

	December 31,
	2025		2024
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$82	1.71%	$81	1.77%
Recreational finance	30	.21	31	.25
Automobile	11	.21	12	.25
Other	5	.19	55	2.49
Total	$128	.48%	$179	.74%
A summary of net charge-offs by loan type and as a percent of such average loans is presented in Table 24.
Table 24
NET CHARGE-OFF (RECOVERY) INFORMATION

	2025		2024		2023
(Dollars in millions)	Net Charge-Offs (Recoveries)	Percent of Average Loans	Net Charge-Offs (Recoveries)	Percent of Average Loans	Net Charge-Offs (Recoveries)	Percent of Average Loans
Commercial and industrial	$235	.38%	$280	.48%	$80	.15%
Real estate:
Commercial	87	.43	62	.26	231	.88
Residential builder and developer	—	—	—	—	2	.21
Other commercial construction	6	.16	14	.24	8	.11
Residential	—	—	—	—	3	.01
Consumer:
Home equity lines and loans	(2)	-.04	—	—	—	.01
Recreational finance	108	.80	90	.80	51	.55
Automobile	21	.41	20	.44	7	.18
Other	98	4.34	89	4.22	59	2.82
Total	$553	.41%	$555	.41%	$441	.33%
Net charge-offs in 2025 declined nominally from 2024, reflecting lower net charge-offs of commercial and industrial loans, partially offset by modest increases in net charge-offs of commercial real estate and consumer loans. Contributing to the lower net charge-offs of commercial and industrial loans were lower net charge-offs of loans to recreational finance dealers and transportation companies in 2025. Higher net charge-offs of permanent commercial real estate loans reflect a rise in net charge-offs of loans secured by health services properties. Net charge-offs as a percent of average consumer loans in 2025 were relatively flat as compared with 2024.

Allowance for loan losses
Management determines the allowance for loan losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan portfolio. A description of the methodologies used by the Company to estimate its allowance for loan losses can be found in note 4 of Notes to Financial Statements.
In establishing the allowance for loan losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans with similar risk characteristics on a collective basis, generally through the use of statistically developed credit models, which are required to achieve a satisfactory independent validation by the Company's Model Risk Management Department, or other quantitative methodologies. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of December 31, 2025 and 2024, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments at December 31, 2025, primarily related to portfolio exposures to certain commercial and industrial borrowers and commercial real estate loans, were modestly lower as compared with December 31, 2024.
At the time of the Company’s analysis regarding the determination of the allowance for loan losses as of December 31, 2025 uncertainties existed about the impact of inflationary pressures and potential increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy and the potential impacts on future economic growth; shifts in immigration policies and enforcement; changes to government funding and reductions in federal workforce; downward pressures on commercial real estate values and the impacts on the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of December 31, 2025, 2024 and 2023 are presented in Table 25 and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
Table 25
ALLOWANCE FOR LOAN LOSSES MACROECONOMIC ASSUMPTIONS

	December 31, 2025			December 31, 2024			December 31, 2023
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	5.0%	5.2%		4.5%	4.7%		4.4%	4.7%
Real GDP growth rate	1.6	1.8	3.4%	1.3	1.7	3.0%	.9	1.9	2.8%
Commercial real estate price index growth/decline rate	-2.8	1.0	-1.6	-2.9	1.4	-1.4	-9.1	4.8	-4.5
Home price index growth/ decline rate	.2	2.7	2.9	-.1	2.4	2.3	-3.2	-.1	-3.3

With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable forecast period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for loan losses. Forward-looking economic forecasts are subject to inherent imprecision and future outcomes may differ materially from forecasted events. In consideration of such uncertainty, the alternative economic scenarios shown in Table 26 were considered to estimate the possible impact on modeled credit losses.
Table 26
ALLOWANCE FOR LOAN LOSSES SENSITIVITIES

December 31, 2025	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.1%	8.1%
Real GDP growth/decline rate	-2.4	1.3	-1.1%
Commercial real estate price index decline rate	-14.7	-6.4	-20.2
Home price index growth/decline rate	-9.0	2.6	-6.7
Potential upside economic scenario:
National unemployment rate	3.9	3.8
Real GDP growth rate	3.9	2.0	6.0
Commercial real estate price index growth rate	2.2	4.3	6.5
Home price index growth rate	4.8	4.6	9.6

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$250
Potential upside economic scenario	(104)
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

Management has assessed that the allowance for loan losses at December 31, 2025 appropriately reflected expected credit losses in the portfolio as of that date. A comparative allocation of the allowance for loan losses and the reserve for unfunded credit commitments for each of the past three year ends is presented in Table 27. Amounts were allocated to specific loan categories based on information available to management at the time of each year-end assessment and using the methodologies described herein. Variations in the allocation of the allowance by loan category as a percent of those loans reflect changes in management’s estimate of credit losses in light of economic developments. Furthermore, the Company’s allowance is general in nature and is available to absorb losses from any loan or lease category.
Table 27
ALLOWANCE FOR LOAN LOSSES AND
RESERVE FOR UNFUNDED CREDIT COMMITMENTS

	December 31,
(Dollars in millions)	2025	2024	2023
Allowance for loan losses:
Commercial and industrial	$771	$769	$620
Real estate - commercial (a)	472	599	764
Real estate - residential	100	108	116
Consumer	773	708	629
Total	$2,116	$2,184	$2,129
Allowance for loan losses as a percent of loans:
Commercial and industrial	1.21%	1.25%	1.09%
Real estate - commercial	1.98	2.24	2.31
Real estate - residential	.40	.47	.50
Consumer	2.92	2.93	3.03
Total	1.53	1.61	1.59

Allowance for loan losses as a percent of total nonaccrual loans (b)	169	129	98

Reserve for unfunded credit commitments (c)	$80	$60	$60
__________________________________________________________________________________
(a)Included in the allowance for loan losses were reserves allocated as a percent of commercial real estate loans secured by office properties of 4.65% at December 31, 2025, 4.70% at December 31, 2024 and 4.37% at December 31, 2023.
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
The lower ratio of the allowance for loan losses as a percent of loans outstanding at December 31, 2025 as compared with December 31, 2024, reflects lower levels of criticized commercial real estate loans. The level of the allowance reflects management’s evaluation of the loan portfolio as of each respective date using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for loan losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods.

Other Income
The components of other income are presented in Table 28.
Table 28
OTHER INCOME

				Change from
	Year Ended December 31,			2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Mortgage banking revenues	$550	$436	$409	$114	26%	$27	7%
Service charges on deposit accounts	551	514	475	37	7	39	8
Trust income	724	675	680	49	7	(5)	-1
Brokerage services income	131	121	102	10	8	19	19
Trading account and other non-hedging derivative gains	58	39	49	19	48	(10)	-21
Gain (loss) on bank investment securities	2	10	4	(8)	-82	6	158
Other revenues from operations	726	632	809	94	15	(177)	-22
Total other income	$2,742	$2,427	$2,528	$315	13%	$(101)	-4%
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

Table 29
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

				Change from
	Year Ended December 31,			2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$30	$31	$25	$(1)	-3%	$6	28%
Loan servicing fees	138	150	132	(12)	-8	18	13
Loan sub-servicing and other fees	224	124	125	100	81	(1)	-1
Total loan servicing revenues	362	274	257	88	32	17	6
Total residential mortgage banking revenues	$392	$305	$282	$87	29%	$23	8%
New commitments to originate loans for sale	$1,411	$1,375	$1,255	$36	3%	$120	10%

(Dollars in millions)	December 31, 2025	December 31, 2024
Balances at period end
Loans held for sale	$441	$211
Commitments to originate loans for sale	224	190
Commitments to sell loans	645	353
Capitalized mortgage loan servicing assets (a)	287	368

Loans serviced for others	35,873	38,105
Loans sub-serviced for others (b)	156,938	111,544
Total loans serviced for others	$192,811	$149,649
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
The higher balances of residential mortgage loans sub-serviced for others at December 31, 2025 as compared with December 31, 2024, and the corresponding increase in related residential mortgage loan sub-servicing revenues in 2025 as compared with 2024 reflects an arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial.

Table 30
COMMERCIAL MORTGAGE BANKING ACTIVITIES

				Change from
	Year Ended December 31,			2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$80	$57	$58	$23	41%	$(1)	-1%
Loan servicing fees and other	78	74	69	4	5	5	8
Total commercial mortgage banking revenues	$158	$131	$127	$27	21%	$4	4%
Loans originated for sale to other investors	$5,306	$4,536	$3,053	$770	17%	$1,483	49%

(Dollars in millions)	December 31, 2025	December 31, 2024
Balances at period end
Loans held for sale	$484	$310
Commitments to originate loans for sale	773	479
Commitments to sell loans	1,253	789
Capitalized mortgage loan servicing assets (a)	132	126

Loans serviced for others (b)	30,309	27,474
Loans sub-serviced for others	4,231	4,063
Total loans serviced for others	$34,540	$31,537
__________________________________________________________________________________
(a)Additional information about the Company's capitalized commercial mortgage loan servicing assets, including information about the calculation of estimated fair value, is presented in note 6 of Notes to Financial Statements.
(b)Includes $4.6 billion and $4.2 billion of loan balances at December 31, 2025 and 2024, respectively, for which investors had recourse to the Company if such balances are ultimately uncollectable.
The increase in gains on commercial mortgage loans originated for sale during 2025 as compared with 2024 reflects an increased volume of and higher margins on new commitments to originate commercial real estate loans for sale.

Service charges on deposit accounts
Service charges on deposit accounts increased $37 million from 2024 to 2025 reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products.
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
Table 31
TRUST INCOME AND ASSETS UNDER MANAGEMENT

				Change from
	Year Ended December 31,			2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Trust income
Institutional Services	$382	$349	$369	$33	9%	$(20)	-6%
Wealth Management	338	323	309	15	5	14	5
Commercial	4	3	2	1	14	1	61
Total trust income	$724	$675	$680	$49	7%	$(5)	-1%

(Dollars in millions)	December 31, 2025	December 31, 2024
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$68,104	$65,798
Proprietary mutual funds	16,075	14,461
Total assets under management	$84,179	$80,259
The increase in Institutional Services trust income in 2025 as compared with 2024 reflects higher sales and fund management fees from its global capital markets business. Wealth Management trust income rose in 2025 as compared with 2024, reflecting favorable market performance associated with managed assets in 2025.
Brokerage services income
Brokerage services income, which includes revenues from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial, an independent financial services broker, increased $10 million in 2025 as compared with 2024 including higher sales of annuities and a rise in management fees reflecting market performance.

Trading account and other non-hedging derivative gains
The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 17 of Notes to Financial Statements and herein under the heading "Market Risk and Interest Rate Sensitivity." The $19 million increase in income from trading account and other non-hedging derivative gains in 2025 as compared with 2024 reflects higher revenues from interest rate swap transactions with commercial customers.
Gain (loss) on bank investment securities
The Company recognized a net gain on investment securities of $2 million in 2025, compared with a net gain of $10 million in 2024. The net gain in 2024 reflects realized gains on the sale of equity investments in Fannie Mae and Freddie Mac preferred securities, partially offset by net realized losses on the sale of certain non-agency debt investment securities, as the Company divested of certain investment securities that were not considered relevant in its balance sheet management strategies.
Other revenues from operations
The components of other revenues from operations are presented in Table 32.
Table 32
OTHER REVENUES FROM OPERATIONS

				Change from
	Year Ended December 31,			2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Letter of credit and other credit-related fees	$219	$197	$187	$22	11%	$10	5%
Merchant discount and credit card fees	186	174	172	12	7	2	1
Bank owned life insurance revenue	75	65	63	10	17	2	2
Equipment operating lease income	48	44	56	4	9	(12)	-20
Gain on divestiture of CIT	28	—	225	28	100	(225)	-100
BLG income (a)	20	48	20	(28)	-58	28	140
Other	150	104	86	46	43	18	21
Total other revenues from operations	$726	$632	$809	$94	15%	$(177)	-22%
__________________________________________________________________________________
(a)During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions when declared by BLG that result in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions are not within M&T's control. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 23 of Notes to Financial Statements.
Other revenues from operations in 2025 increased $94 million from 2024 reflecting a distribution of an earnout payment of $28 million related to the Company's 2023 sale of its CIT business; a $22 million rise in letter of credit and other credit-related fees, reflecting higher line usage and loan syndication fees; gains on the sales of an out-of-footprint loan portfolio totaling $15 million and a subsidiary that specialized in institutional services of $10 million; and a $12 million increase in merchant discount and credit card fees. Partially offsetting those favorable factors was a $28 million decline in distributions received from M&T's investment in BLG.

Other Expense
The components of other expense are presented in Table 33.
Table 33
OTHER EXPENSE

				Change from
	Year Ended December 31,			2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Salaries and employee benefits	$3,342	$3,162	$2,997	$180	6%	$165	6%
Equipment and net occupancy	525	512	520	13	2	(8)	-2
Outside data processing and software	558	492	437	66	14	55	13
Professional and other services	356	344	413	12	3	(69)	-17
FDIC assessments	50	146	315	(96)	-66	(169)	-54
Advertising and marketing	102	104	108	(2)	-2	(4)	-3
Amortization of core deposit and other intangible assets	42	53	62	(11)	-21	(9)	-15
Other costs of operations	518	546	527	(28)	-5	19	3
Total other expense	$5,493	$5,359	$5,379	$134	2%	$(20)	—%

Average full-time equivalent employees	22,361	22,027	22,664	334	2%	(637)	-3%
Full-time equivalent employees at period end	22,080	22,101	21,980	(21)	—	121	1
Salaries and employee benefits
Salaries and employee benefits expense increased $180 million in 2025 as compared with 2024 reflecting annual merit and other increases, a rise in average staffing levels and an increase in medical benefits expense of $30 million, stock-based compensation expense of $20 million and severance-related costs of $10 million.
The Company provides pension, retirement savings and other postretirement benefits for its employees. Expenses related to such benefits totaled $81 million in 2025 and $71 million in 2024. The amounts recorded in salaries and employee benefits expense and other costs of operations, respectively, from the preceding sentence were as follows: $173 million and ($92 million) in 2025; and $173 million and ($102 million) in 2024. The Company sponsors both defined benefit and defined contribution pension plans. In the fourth quarter of 2025, the Company recognized an $8 million benefit in other costs of operations associated with the purchase of annuities for certain participants in the Company's defined benefit pension plan that represented approximately $263 million, or 14%, of the plan's accumulated benefit obligation at the time of purchase. In 2024, the Company recognized a $12 million benefit in other costs of operations associated with the solicited election of certain participants in that plan to accept a lump-sum distribution in the fourth quarter of 2024 in lieu of future retirement benefit payments. Approximately $171 million of lump-sum settlements were distributed from the pension plan, representing approximately 8% of the plan's accumulated benefit obligation at the time of the distribution. Information about the Company’s pension plans and other postretirement benefits is included in note 12 of Notes to Financial Statements.

Nonpersonnel expenses
As described herein within Part I, Item 1, "Business," in November 2023 the FDIC finalized a rule that imposes a special assessment to recover the costs to the DIF resulting from the FDIC’s use in 2023 of the systemic risk exception to the least-cost resolution test under the FDIA in connection with the receiverships of certain failed banks. The Company recognized a special assessment expense of $34 million in 2024 and a reduction of such expense of $37 million in 2025, bringing the total special assessment expense of the Company since the 2023 rule was enacted to $194 million.
After considering FDIC assessments, the $50 million increase in nonpersonnel expenses in 2025 as compared with 2024 reflects an increase in outside data processing and software costs of $66 million associated with enhancements to the Company's technology infrastructure, cybersecurity and financial recordkeeping and reporting systems, a $30 million contribution to The M&T Charitable Foundation in 2025, an increase in equipment and net occupancy expense of $13 million and a rise in professional and other services of $12 million reflecting higher legal and review costs. Those unfavorable factors were partially offset by vacated facility write-downs of $27 million and losses on the redemption of certain issuances of M&T's Junior Subordinated Debentures of $20 million each in 2024.
Income Taxes
The provision for income taxes was $841 million in 2025, compared with $722 million in 2024. The Company's effective tax rates were 22.8% and 21.8% in 2025 and 2024, respectively. The effective income tax rates in 2025 and 2024 reflect net discrete tax benefits of $8 million and $31 million, respectively. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries. New federal tax legislation was signed into law on July 4, 2025, which included a broad range of tax reform provisions. The new legislation did not have a material impact on the Company's effective tax rate in 2025.

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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $153.3 billion at December 31, 2025, compared with $147.5 billion at December 31, 2024. The higher levels of core deposits at December 31, 2025 largely reflect increased savings and interest-checking deposits.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At December 31, 2025 and 2024, long-term borrowings aggregated $10.9 billion and $12.6 billion, respectively, and short-term borrowings aggregated $2.1 billion and $1.1 billion, respectively. Information about the Company’s borrowings is included in note 8 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. Such deposits, comprised predominantly of brokered savings and interest-checking deposit accounts, totaled 7% of the Company's total deposit base at each of December 31, 2025 and 2024. The Company actively adjusts its wholesale funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile.
Total uninsured deposits were estimated to be $78.9 billion at December 31, 2025 and $73.0 billion at December 31, 2024. Approximately $9.0 billion and $9.1 billion of those uninsured deposits were collateralized by the Company at December 31, 2025 and 2024, respectively. The Company maintains available liquidity sources, as presented in Table 39, which represent approximately 126% of uninsured deposits that are not collateralized by the Company at December 31, 2025.
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

Information about the credit ratings of M&T and M&T Bank at December 31, 2025 is presented in Table 34.
Table 34
DEBT RATINGS

	Moody’s	Standard and Poor’s	Fitch	Morningstar DBRS
M&T:
Senior debt	Baa1	BBB+	A	A
Subordinated debt	Baa1	BBB	A-	A (low)
M&T Bank:
Short-term deposits	P-1	A-2	F1	R-1 (middle)
Long-term deposits	A1	A-	A+	A (high)
Senior debt	A3	A-	A	A (high)
Subordinated debt	A3	BBB+	A-	A
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at December 31, 2025, approximately $2.58 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 8 of Notes to Financial Statements. As a BHC, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business," and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of December 31, 2025, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 36 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 94% of the Company's debt securities portfolio at December 31, 2025. The weighted-average durations of debt investment securities available for sale and held to maturity at December 31, 2025 were 2.4 years and 5.3 years, respectively.

Table 35 provides the contractual maturity schedule and taxable-equivalent yields of debt securities as of December 31, 2025.
Table 35
MATURITY AND TAXABLE-EQUIVALENT YIELD OF DEBT SECURITIES (a)

December 31, 2025 (Dollars in millions)	One Year or Less	One to Five Years	Five to Ten Years	Over Ten Years	Total
Investment securities available for sale (b):
U.S. Treasury:
Carrying value	$3,085	$3,258	$—	$—	$6,343
Yield	4.26%	4.17%	—%	—%	4.21%
Mortgage-backed securities (c):
Government issued or guaranteed:
Carrying value	$402	$4,741	$3,156	$8,559	$16,858
Yield	4.83%	4.62%	4.74%	4.93%	4.80%
Other:
Carrying value	$—	$1	$—	$—	$1
Yield	—%	4.40%	—%	—%	4.40%
Total investment securities available for sale:
Carrying value	$3,487	$8,000	$3,156	$8,559	$23,202
Yield	4.33%	4.44%	4.74%	4.93%	4.64%
Investment securities held to maturity:
U.S. Treasury:
Carrying value	$396	$49	$—	$—	$445
Yield	2.63%	2.45%	—%	—%	2.61%
Mortgage-backed securities (c):
Government issued or guaranteed:
Carrying value	$397	$2,269	$3,132	$4,025	$9,823
Yield	3.16%	3.18%	3.19%	3.19%	3.19%
Privately issued:
Carrying value	$3	$10	$13	$6	$32
Yield	7.55%	7.55%	7.55%	7.42%	7.53%
State and political subdivisions:
Carrying value	$12	$328	$1,326	$463	$2,129
Yield	2.91%	2.99%	3.71%	4.23%	3.71%
Other:
Carrying value	$—	$—	$—	$1	$1
Yield	—%	—%	—%	5.48%	5.48%
Total investment securities held to maturity:
Carrying value	$808	$2,656	$4,471	$4,495	$12,430
Yield	2.92%	3.16%	3.36%	3.30%	3.27%
Total debt investment securities:
Carrying value	$4,295	$10,656	$7,627	$13,054	$35,632
Yield	4.06%	4.12%	3.92%	4.37%	4.16%
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

Table 36 provides the maturity schedule of loans as of December 31, 2025.
Table 36
MATURITY DISTRIBUTION OF LOANS (a)

December 31, 2025 (Dollars in millions)	Demand	2026	2027 - 2030	2031 - 2040	After 2040
Commercial and industrial	$8,866	$16,348	$33,414	$4,297	$96
Real estate - commercial	62	7,859	12,329	3,218	18
Real estate - residential	8	1,280	3,475	8,738	11,109
Consumer	651	2,128	8,289	9,783	5,482
Total	$9,587	$27,615	$57,507	$26,036	$16,705

Floating or adjustable interest rates:
Commercial and industrial			$23,425	$1,937	$38
Real estate - commercial			10,233	2,197	17
Real estate - residential			1,023	3,099	5,079
Consumer			1,067	129	3,727
Fixed or predetermined interest rates:
Commercial and industrial			9,989	2,360	58
Real estate - commercial			2,096	1,021	1
Real estate - residential			2,452	5,639	6,030
Consumer			7,222	9,654	1,755
Total			$57,507	$26,036	$16,705
__________________________________________________________________________________
(a)The data reflects contractually required payments, but excludes nonaccrual loans.
The Company enters into contractual obligations in the normal course of business that require future cash payments. Such obligations include, among others, payments related to deposits, borrowings, leases and other contractual commitments. The contractual amounts and timing of those payments as of December 31, 2025 are summarized in Table 37. Off-balance sheet commitments to customers may impact liquidity, including commitments to extend credit, standby letters of credit, commercial letters of credit, financial guarantees and indemnification contracts and commitments to sell real estate loans. Because many of these commitments or contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. Further discussion of these commitments is provided in note 20 of Notes to Financial Statements. Table 37 summarizes the Company's other commitments as of December 31, 2025 and the timing of the expiration of such commitments.

Table 37
CONTRACTUAL OBLIGATIONS AND OTHER COMMITMENTS

December 31, 2025 (Dollars in millions)	Less Than One Year	One to Three Years	Three to Five Years	Over Five Years	Total
Payments due for contractual obligations:
Time deposits	$12,801	$395	$30	$1	$13,227
Short-term borrowings	2,149	—	—	—	2,149
Long-term borrowings	15	3,545	2,214	5,137	10,911
Operating leases	153	253	152	191	749
Other	477	414	172	131	1,194
Total	$15,595	$4,607	$2,568	$5,460	$28,230
Other commitments:
Commitments to extend credit (a)	$23,763	$11,867	$13,765	$5,285	$54,680
Standby letters of credit	1,414	557	336	11	2,318
Commercial letters of credit	66	2	4	—	72
Financial guarantees and indemnification contracts	353	650	1,465	2,283	4,751
Commitments to sell real estate loans	1,605	161	132	—	1,898
Total	$27,201	$13,237	$15,702	$7,579	$63,719
__________________________________________________________________________________
(a)Amounts exclude discretionary funding commitments to commercial customers of $12.9 billion that the Company has the unconditional right to cancel prior to funding.
Table 38 provides the maturity of time deposits over $250,000 as of December 31, 2025.
Table 38
MATURITY OF TIME DEPOSITS WITH BALANCES OVER $250,000

(Dollars in millions)	December 31, 2025
3 months or less	$1,242
Over 3 through 6 months	1,205
Over 6 through 12 months	280
Over 12 months	28
Total	$2,755
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. As described in Part I, Item 1, "Liquidity," the Federal Reserve

and other federal banking regulators established the LCR as a uniform measure to ensure banking organizations hold sufficient amounts of cash and unencumbered high-quality liquid assets to cover net cash outflows over a 30-day liquidity stress period. As a Category IV institution with less than a $50 billion balance of weighted short-term wholesale funding, M&T is not subject to the LCR. M&T, however, estimates that its LCR on December 31, 2025 was 109%, exceeding the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.
Presented in Table 39 is a summary of the Company's available sources of liquidity at December 31, 2025 and December 31, 2024.
Table 39
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	December 31, 2025	December 31, 2024
Deposits at the FRB of New York	$16,966	$18,805
Unused secured borrowing facilities:
FRB of New York	25,443	24,546
FHLB of New York	18,302	17,655
Unencumbered investment securities (after estimated haircuts)	27,241	24,019
Total	$87,952	$85,025
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- and off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At December 31, 2025, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $19.6 billion. In addition, the Company has entered into $11.5 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading "Taxable-equivalent Net Interest Income" and in note 17 of Notes to Financial Statements.
The accompanying table as of December 31, 2025 and December 31, 2024 displays the estimated impact on net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
Table 40
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

(Dollars in millions)	Calculated Increase (Decrease) in Projected Net Interest Income
Changes in interest rates	December 31, 2025	December 31, 2024
+200 basis points	$(40)	$(4)
+100 basis points	(9)	16
-100 basis points	3	(36)
-200 basis points	(20)	(81)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Variations in amounts presented since December 31, 2024 reflect changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 100 basis points during the last four months of 2024 and by an additional 75 basis points during the last four months of 2025. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through December 31, 2025 approximated 51%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of existing assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -5.1% and 2.2%, respectively, as of December 31, 2025, and -5.1% and 2.5%, respectively, at December 31, 2024.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 19 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 17 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $190 million and $409 million, respectively, at December 31, 2025 and $206 million and $787 million, respectively, at December 31, 2024. The amounts recorded in the Consolidated Balance Sheet associated with the Company's non-hedging derivative activities at December 31, 2025 and 2024 primarily reflect changes in values associated with interest rate swap agreements entered into with commercial customers and financial institutions that are not subject to periodic variation margin settlement payments.
Trading account assets were $97 million at December 31, 2025 and $101 million at December 31, 2024 and were comprised of mutual funds and other assets related to certain deferred compensation plans and non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Changes in the fair values of such assets are recorded as Trading account and other non-hedging derivative gains in the Consolidated Statement of

Income. Changes in the valuation of the related liabilities, which are included in Accrued interest and other liabilities in the Consolidated Balance Sheet, are recognized in Other costs of operations in the Consolidated Statement of Income.
Given the Company’s policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at December 31, 2025, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 17 of Notes to Financial Statements.
Capital
The following table presents components related to shareholders' equity and dividends.
Table 41
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

	December 31,
(Dollars in millions, except per share)	2025	2024	2023
Preferred stock	$2,834	$2,394	$2,011
Common shareholders' equity	26,343	26,633	24,946
Total shareholders' equity	$29,177	$29,027	$26,957
Per share:
Common shareholders’ equity	$173.49	$160.90	$150.15
Tangible common shareholders’ equity (a)	117.45	109.36	98.54
Ratios:
Total shareholders' equity to total assets	13.67%	13.95%	12.94%
Common shareholders' equity to total assets	12.34	12.80	11.98
Tangible common shareholders' equity to tangible assets (a)	8.70	9.07	8.20
Cash dividends declared for year ended:
Common stock	$900	$899	$871
Common stock per share	5.70	5.35	5.20
Common share dividend payout ratio	33.35%	36.63%	32.97%
Preferred stock	$146	$134	$100
__________________________________________________________________________________
(a)Reconciliations of common shareholders’ equity to tangible common equity and total assets to tangible assets as of December 31, 2025, 2024 and 2023 are presented in Table 3.
On October 31, 2025, M&T issued 45,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series K, with a liquidation preference of $10,000 per share. On February 1, 2026, M&T redeemed all 40,000 outstanding shares of its Perpetual Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, for $400 million. On August 15, 2024, M&T redeemed all 350,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series E, for $350 million. On May 13, 2024, M&T issued 75,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series J, with a liquidation preference of $10,000 per share. Additional information about the issued and outstanding preferred stock of M&T is included in note 9 of Notes to Financial Statements.

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
Table 42
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

	Year Ended December 31,
(Dollars in millions, except per share)	2025	2024	2023
Investment securities unrealized gains (losses), net (a)	$155	$(153)	$(187)
Cash flow hedges unrealized gains (losses), net (b)	67	(101)	(151)
Defined benefit plans adjustments, net (c)	61	98	(115)
Other, net	(6)	(8)	(6)
Total	$277	$(164)	$(459)

Accumulated other comprehensive income (loss), net, per common share	$1.83	$(0.99)	$(2.76)
__________________________________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 17 of Notes to Financial Statements.
(c)Refer to note 12 of Notes to Financial Statements.
On January 22, 2025, M&T's Board of Directors authorized a program under which $4.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 14.3 million shares of its common stock in 2025 at a total cost of $2.66 billion. In 2024, M&T repurchased 2.1 million shares of its common stock at a total cost of $400 million. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions.
M&T and its subsidiary banks are required to comply with applicable Capital Rules which prescribe minimum capital ratios. Capital Rules require buffers in addition to these minimum risk-based capital ratios. M&T is subject to an SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. In June 2025, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results, on October 1, 2025, M&T's SCB of 2.7% became effective. The regulatory capital amounts and ratios of M&T and its bank subsidiaries as of December 31, 2025 are presented in note 22 of Notes to Financial Statements. A detailed discussion of the Capital Rules is included in Part I, Item 1 of this Form 10-K under the heading "Capital Requirements."
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $64 million at December 31, 2025. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2025 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at December 31, 2025. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at December 31, 2025, inclusive of the projected repayment of notes receivables from bank subsidiaries, covered projected cash outflows for 36 months, including dividends on common and preferred stock, debt service and scheduled debt maturities. Information concerning goodwill and other intangible assets is included in note 7 of Notes to Financial Statements.
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
As described in Part I, Item 1, "Capital Requirements" of this Form 10-K, in July 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. Management continues to evaluate the impact of the proposed rules on the regulatory capital requirements of M&T and its subsidiary banks. At December 31, 2025, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have increased the Company's CET1 capital ratio by 13 basis points.
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

Table 43
NET INCOME (LOSS) BY SEGMENT

				Change from
				2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Commercial Bank	$904	$871	$1,039	$33	4%	$(168)	-16%
Retail Bank	1,442	1,716	1,838	(274)	-16	(122)	-7
Institutional Services and Wealth Management	502	535	620	(33)	-6	(85)	-14
All Other	3	(534)	(756)	537	—	222	29
Total net income	$2,851	$2,588	$2,741	$263	10%	$(153)	-6%
Commercial Bank
Table 44
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

				Change from
				2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Income Statement
Net interest income	$2,152	$2,212	$2,409	$(60)	-3%	$(197)	-8%
Noninterest income	795	672	658	123	18	14	2
Total revenue	2,947	2,884	3,067	63	2	(183)	-6
Provision for credit losses	273	266	297	7	2	(31)	-10
Noninterest expense	1,446	1,424	1,346	22	1	78	6
Income before taxes	1,228	1,194	1,424	34	3	(230)	-16
Income taxes	324	323	385	1	—	(62)	-16
Net income	$904	$871	$1,039	$33	4%	$(168)	-16%
Average Balance Sheet
Loans:
Commercial and industrial	$53,961	$51,168	$46,532	$2,793	5%	$4,636	10%
Real estate - commercial	23,315	28,406	32,514	(5,091)	-18	(4,108)	-13
Real estate - residential	418	433	409	(15)	-4	24	6
Consumer	20	22	24	(2)	-8	(2)	-8
Total loans	$77,714	$80,029	$79,479	$(2,315)	-3%	$550	1%
Deposits:
Noninterest-bearing	$10,804	$12,478	$17,173	$(1,674)	-13%	$(4,695)	-27%
Interest-bearing	35,763	31,881	25,246	3,882	12	6,635	26
Total deposits	$46,567	$44,359	$42,419	$2,208	5%	$1,940	5%

Net income for the Commercial Bank segment increased $33 million in 2025 as compared with 2024.
•Net interest income declined $60 million reflecting a narrowing of the net interest margin on deposits of 19 basis points and a decline in average loans of $2.3 billion, partially offset by a rise in average deposit balances of $2.2 billion.
•Noninterest income increased $123 million due to higher other revenues from operations of $59 million that included a rise in credit-related fees of $21 million, gains on the sales of an out-of-footprint residential builder and developer loan portfolio of $15 million and equipment leases of $12 million. Also contributing to that increase was higher commercial mortgage banking revenues of $27 million, trading account and other non-hedging derivative gains of $20 million, reflective of an increase in interest rate swap agreements with commercial customers, and service charges on commercial deposit accounts of $17 million.
•The provision for credit losses increased $7 million reflecting a higher provision for unfunded credit commitments.
•Noninterest expense increased $22 million reflecting higher centrally-allocated costs associated with data processing, risk management, and other support services provided to the Commercial Bank segment of $15 million and a rise in outside data processing and software costs of $8 million.
•Average loans decreased $2.3 billion reflecting a reduction in average commercial real estate loans of $5.1 billion, partially offset by higher average commercial and industrial loans of $2.8 billion, reflecting an increase in loans to financial and insurance companies and motor vehicle and recreational finance dealers.
•Average deposits grew $2.2 billion reflecting growth in average savings and interest-checking deposits, partially offset by a decline in average noninterest-bearing deposits.

Retail Bank
Table 45
RETAIL BANK SEGMENT FINANCIAL SUMMARY

				Change from
				2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Income Statement
Net interest income	$3,947	$4,288	$4,352	$(341)	-8%	$(64)	-1%
Noninterest income	921	810	762	111	14	48	6
Total revenue	4,868	5,098	5,114	(230)	-5	(16)	—
Provision for credit losses	307	288	173	19	7	115	67
Noninterest expense	2,630	2,499	2,457	131	5	42	2
Income before taxes	1,931	2,311	2,484	(380)	-16	(173)	-7
Income taxes	489	595	646	(106)	-18	(51)	-8
Net income	$1,442	$1,716	$1,838	$(274)	-16%	$(122)	-7%
Average Balance Sheet
Loans:
Commercial and industrial	$6,359	$6,810	$6,779	$(451)	-7%	$31	—%
Real estate - commercial	1,657	1,827	1,901	(170)	-9	(74)	-4
Real estate - residential	21,270	20,587	21,439	683	3	(852)	-4
Consumer	24,770	21,738	19,546	3,032	14	2,192	11
Total loans	$54,056	$50,962	$49,665	$3,094	6%	$1,297	3%
Deposits:
Noninterest-bearing	$24,389	$24,938	$28,399	$(549)	-2%	$(3,461)	-12%
Interest-bearing	65,718	66,338	63,067	(620)	-1	3,271	5
Total deposits	$90,107	$91,276	$91,466	$(1,169)	-1%	$(190)	—%
Net income for the Retail Bank segment decreased $274 million in 2025 as compared with 2024.
•Net interest income decreased $341 million reflecting a narrowing of the net interest margin on deposits of 41 basis points and lower average balances of those deposits of $1.2 billion, partially offset by higher average loan balances of $3.1 billion.
•Noninterest income increased $111 million reflecting higher residential mortgage loan sub-servicing revenues related to the arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial, an increase in service charges on deposit accounts and higher merchant discount and credit card interchange fees.
•The provision for credit losses increased $19 million reflecting higher net charge-offs of indirect consumer loans.
•Noninterest expense rose $131 million predominantly due to higher centrally-allocated costs associated with data processing, risk management and other support services provided to the Retail Bank segment of $113 million and a rise in personnel-related costs.
•Average loans rose $3.1 billion predominantly reflective of recreational finance and automobile average loan growth.
•Average deposits decreased $1.2 billion reflecting the maturity of customer time deposit accounts and lower noninterest-bearing deposits, partially offset by growth in average savings and interest-checking deposits.

Institutional Services and Wealth Management
Table 46
INSTITUTIONAL SERVICES AND WEALTH MANAGEMENT SEGMENT
FINANCIAL SUMMARY

				Change from
				2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Income Statement
Net interest income	$655	$748	$700	$(93)	-12%	$48	7%
Noninterest income	907	809	1,005	98	12	(196)	-19
Total revenue	1,562	1,557	1,705	5	—	(148)	-9
Provision for credit losses	5	6	—	(1)	-18	6	100
Noninterest expense	883	831	867	52	6	(36)	-4
Income before taxes	674	720	838	(46)	-6	(118)	-14
Income taxes	172	185	218	(13)	-7	(33)	-15
Net income	$502	$535	$620	$(33)	-6%	$(85)	-14%
Average Balance Sheet
Loans:
Commercial and industrial	$983	$747	$787	$236	32%	$(40)	-5%
Real estate - commercial	32	38	56	(6)	-17	(18)	-32
Real estate - residential	2,313	2,036	1,766	277	14	270	15
Consumer	788	745	804	43	6	(59)	-7
Total loans	$4,116	$3,566	$3,413	$550	15%	$153	4%
Deposits:
Noninterest-bearing	$8,926	$9,168	$9,224	$(242)	-3%	$(56)	-1%
Interest-bearing	9,714	8,113	7,137	1,601	20	976	14
Total deposits	$18,640	$17,281	$16,361	$1,359	8%	$920	6%
Net income for the Institutional Services and Wealth Management segment decreased $33 million in 2025 as compared with 2024.
•Net interest income declined $93 million reflecting an 84 basis-point narrowing of the net interest margin on deposits, partially offset by higher average balances of those deposits.
•Noninterest income increased $98 million reflecting higher trust income of $48 million resulting from increased sales and fund management fees from the segment's global capital markets business and higher fee income from its Wealth Management business, reflecting comparatively favorable market performance associated with managed assets. Also contributing to that increase was a $28 million distribution of an earnout payment related to the Company's sale of its CIT business in 2023 and a $10 million gain on the sale of a subsidiary that specialized in institutional services each in the recent year, and higher brokerage services income.
•Noninterest expense increased $52 million reflecting a rise in personnel-related expenses and higher professional and other services expense.
•Average deposits increased $1.4 billion reflecting higher average savings and interest-checking deposits.

All Other
Table 47
ALL OTHER CATEGORY FINANCIAL SUMMARY

				Change from
				2024 to 2025		2023 to 2024
(Dollars in millions)	2025	2024	2023	Amount	%	Amount	%
Income Statement
Net interest income (expense)	$194	$(396)	$(346)	$590	—%	$(50)	-14%
Noninterest income	119	136	103	(17)	-12	33	31
Total revenue (expense)	313	(260)	(243)	573	—	(17)	-7
Provision for credit losses	(80)	50	175	(130)	—	(125)	-72
Noninterest expense	534	605	709	(71)	-12	(104)	-15
Loss before taxes	(141)	(915)	(1,127)	774	85	212	19
Income taxes	(144)	(381)	(371)	237	62	(10)	-3
Net income (loss)	$3	$(534)	$(756)	$537	—%	$222	29%
The "All Other" category recorded a net gain of $3 million in 2025 as compared with a net loss of $534 million in 2024.
•Net interest income increased $590 million reflecting favorable impact from the Company’s allocation methodologies for funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and a reduction of the negative impact from interest rate swap agreements entered into for interest rate risk management purposes.
•Noninterest income decreased $17 million reflecting lower distributions from M&T's investment in BLG of $28 million, partially offset by higher tax-exempt income from bank owned life insurance of $10 million.
•The provision for credit losses decreased $130 million reflecting the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense decreased $71 million reflecting FDIC special assessment expense of $34 million in 2024 and a reduction of such expense of $37 million in 2025.

Critical Accounting Estimates
The Company’s significant accounting policies conform with GAAP and are described in note 1 of Notes to Financial Statements. In applying certain of those accounting policies, management of the Company may be required to exercise judgment in determining many of the methodologies, assumptions and estimates to be utilized. Critical accounting estimates are more dependent on such judgment and may contribute to significant changes in the Company’s reported financial position or results of operations should the assumptions and estimates used change over time due to changes in circumstances. The significant areas in which management of the Company applies critical assumptions and estimates include the following:
Allowance for loan losses
The allowance for loan losses represents a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected at the balance sheet date. A provision for credit losses is recorded to adjust the level of the allowance for loan losses as deemed necessary by management. In estimating expected credit losses, borrower-specific financial data and forward-looking macroeconomic assumptions are utilized to project losses over a reasonable and supportable forecast period. For certain loan pools that share similar risk characteristics, the Company utilizes statistically developed models to estimate amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Such models consider historical correlations of credit losses with various macroeconomic assumptions including unemployment, GDP and real estate prices. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate credit losses over the remaining contractual lives of the loans. These forecasts may be adjusted for inherent limitations or biases of the models as well as for other factors that may not be adequately considered in the Company’s quantitative methodologies. The methodologies, significant assumptions and estimated amount of the allowance for loan losses are subject to quarterly and periodic evaluations by independent risk management personnel and are approved by M&T's Allowance for Credit Losses Committee. A discussion of facts and circumstances considered by management in determining the allowance for loan losses is included herein under the heading "Provision for Credit Losses" and in note 4 of Notes to Financial Statements.
Changes in the circumstances considered when determining management’s estimates and assumptions could result in changes in those estimates and assumptions, which could result in adjustment of the allowance for loan losses in future periods. Forward-looking economic forecasts are subject to inherent imprecision and future outcomes may differ materially from forecasted events. A sensitivity analysis of forward-looking estimates of macroeconomic variables on modeled credit losses used in the determination of the allowance for loan losses is provided herein under the heading "Provision for Credit Losses."
Fair value measurement
As described in note 19 of Notes to Financial Statements, many of the Company’s assets and liabilities are measured at fair value on the Company’s Consolidated Balance Sheet on a recurring basis. Fair value represents the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Management of the Company applies various valuation methodologies to assets and liabilities which may involve a significant degree of judgment, particularly when liquid markets do not exist for the particular items being valued. Significant assets and liabilities measured at fair value on a recurring basis are predominantly comprised of available-for-sale investment securities and interest rate swap agreements.

Available-for-sale investment securities are primarily comprised of U.S. Treasury securities and government issued or guaranteed commercial and residential mortgage-backed securities. Those securities are generally valued by a third-party pricing service through reference to quoted prices for the same or similar securities or through model-based techniques in which the significant inputs are observable. The Company generally determines the fair value of interest rate swap agreements using externally developed pricing models based on market observable inputs. The fair valuation of investment securities available for sale and interest swap agreements are independently reviewed and challenged by M&T’s Treasury Product Control Department, the results of which are reported to the Company’s Executive ALCO Committee. Further information on the fair value of investment securities and derivative financial instruments is included herein under the heading "Taxable-equivalent Net Interest Income” and in notes 3, 17 and 19 of Notes to Financial Statements.
Goodwill
Goodwill represents the excess of the consideration transferred to acquire an entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually at the reporting unit level. For purposes of testing for impairment the Company has assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. To test for goodwill impairment, the Company compared the estimated fair value of each of its reporting units to the respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. For the Company’s annual impairment test on October 1, 2025, the Company estimated the fair value of its reporting units using an income approach (weighted 75%) and a market approach (weighted 25%). The Company’s estimation of fair value under the income approach considered discounting projected cash flows for each reporting unit based on multi-year financial forecasts, and under the market approach considered certain valuation multiples for comparable financial institutions. Based on the results of the goodwill impairment test, the Company concluded that the amount of recorded goodwill was not impaired as of the testing date.
The Company’s reporting units are not readily marketable and market prices do not exist. The estimation of fair value of those reporting units includes many assumptions which are subjective and highly sensitive to changes in such assumptions. In estimating those values the Company has not attempted to market its reporting units to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivation of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market conditions or other risk factors described in Part I, Item 1A, “Risk Factors” could materially impact the value of the Company’s reporting units. The Company has performed sensitivity analysis around its discount rate assumptions used in its valuations and estimated that a 100 basis-point increase to the discount rates used in the fair value estimation at October 1, 2025 would not have resulted in an impairment of goodwill assigned to any reporting unit.
Information regarding goodwill assigned to the Company’s operating segments is presented in note 7 in Notes to Financial Statements and a discussion of the treatment of goodwill for regulatory capital purposes is provided herein under the heading “Capital.”

Legal proceedings and other matters
Many aspects of the Company’s business and operations involve substantial risk of legal liability. M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters for which monetary damages are asserted or unasserted. In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by bank and other regulatory agencies, the SEC and law enforcement authorities.
Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company’s ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect the Company’s financial condition and results of operations. Information regarding those contingencies and their potential effects on the Company’s results of operations and financial position is included in note 20 of Notes to Financial Statements.
Recent Accounting Developments
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value being reflected in Mortgage banking revenues in the Consolidated Statement of Income. The accounting election resulted in an increase to capitalized servicing assets, included in Accrued interest and other assets in the Consolidated Balance Sheet, of $263 million and a corresponding after-tax increase to Retained earnings of $197 million, representing an 8 basis-point increase to CET1 capital on the election date. In preparation for this election, on December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate derivative contracts, for which changes in fair value will also be reflected in Mortgage banking revenues in the Consolidated Statement of Income beginning in 2026. Further information on the fair value of capitalized servicing assets, the significant assumptions used to value such assets and the sensitivity of those fair values to changes in assumptions is included in note 6 of Notes to Financial Statements. A discussion of recent accounting developments, including the fair value election of residential mortgage loan servicing right assets effective January 1, 2026, is included in note 1 of Notes to Financial Statements.
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
While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as the risks more fully discussed in Part I, Item 1A, "Risk Factors" of this Form 10-K: economic conditions and growth rates, including inflation and market volatility; events, developments and current conditions in the financial services industry, including trust, brokerage and investment management businesses; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company’s credit ratings; domestic or international political developments and other geopolitical events, including trade and tariff policies and international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding and common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-, brokerage-, and investment management-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the initiation and outcome of potential, pending and future litigation, investigations and governmental proceedings, including tax-related examinations and other matters; operational risk events, including loss resulting from fraud by employees or persons outside M&T and breaches in data and cybersecurity; changes in accounting policies or procedures as may be required by the FASB, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

Table 48
QUARTERLY TRENDS

	2025 Quarters				2024 Quarters
(Dollars in millions, except per share)	Fourth	Third	Second	First	Fourth	Third	Second	First
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,648	$2,692	$2,618	$2,572	$2,719	$2,798	$2,802	$2,757
Interest expense	858	919	896	865	979	1,059	1,071	1,065
Net interest income	1,790	1,773	1,722	1,707	1,740	1,739	1,731	1,692
Less: Provision for credit losses	125	125	125	130	140	120	150	200
Other income	696	752	683	611	657	606	584	580
Less: Other expense	1,379	1,363	1,336	1,415	1,363	1,303	1,297	1,396
Income before income taxes	982	1,037	944	773	894	922	868	676
Applicable income taxes	212	233	219	177	201	188	200	133
Taxable-equivalent adjustment	11	12	9	12	12	13	13	12
Net income	$759	$792	$716	$584	$681	$721	$655	$531
Net income available to common shareholders — diluted	$718	$754	$679	$547	$644	$674	$626	$505
Per common share data:
Basic earnings	4.71	4.85	4.26	3.33	3.88	4.04	3.75	3.04
Diluted earnings	4.67	4.82	4.24	3.32	3.86	4.02	3.73	3.02
Cash dividends	1.50	1.50	1.35	1.35	1.35	1.35	1.35	1.30
Average common shares outstanding:
Basic	152,666	155,558	159,221	164,209	165,838	166,671	166,951	166,460
Diluted	153,712	156,553	160,005	165,047	166,969	167,567	167,659	167,084
Performance ratios
Annualized return on:
Average assets	1.41%	1.49%	1.37%	1.14%	1.28%	1.37%	1.24%	1.01%
Average common shareholders’ equity	10.87	11.45	10.39	8.36	9.75	10.26	9.95	8.14
Net interest margin on average earning assets (taxable-equivalent basis)	3.69	3.68	3.62	3.66	3.58	3.62	3.59	3.52
Nonaccrual loans to total loans	.90	1.10	1.16	1.14	1.25	1.42	1.50	1.71
Net operating (tangible) results (a)
Net operating income	$767	$798	$724	$594	$691	$731	$665	$543
Diluted net operating income per common share	4.72	4.87	4.28	3.38	3.92	4.08	3.79	3.09
Annualized return on:
Average tangible assets	1.49%	1.56%	1.44%	1.21%	1.35%	1.45%	1.31%	1.08%
Average tangible common shareholders’ equity	16.24	17.13	15.54	12.53	14.66	15.47	15.27	12.67
Efficiency ratio (b)	55.1	53.6	55.2	60.5	56.8	55.0	55.3	60.8
Balance sheet data
Average balances:
Total assets (c)	$212,891	$211,053	$210,261	$208,321	$211,853	$209,581	$211,981	$211,478
Total tangible assets (c)	204,379	202,533	201,733	199,791	203,317	201,031	203,420	202,906
Earning assets	192,366	190,920	190,535	189,116	193,106	191,366	193,676	193,135
Investment securities	36,705	36,559	35,335	34,480	33,679	31,023	29,695	28,587
Loans	137,600	136,527	135,407	134,844	135,723	134,751	134,588	133,796
Deposits	165,057	162,706	163,406	161,220	164,639	161,505	163,491	164,065
Borrowings	14,619	15,633	14,263	14,154	14,228	15,428	16,452	16,001
Common shareholders’ equity (c)	26,279	26,189	26,272	26,604	26,313	26,160	25,340	25,008
Tangible common shareholders’ equity (c)	17,767	17,669	17,744	18,074	17,777	17,610	16,779	16,436
At end of quarter:
Total assets (c)	213,510	211,277	211,584	210,321	208,105	211,785	208,855	215,137
Total tangible assets (c)	205,001	202,761	203,060	201,789	199,574	203,243	200,302	206,574
Earning assets	192,516	190,684	191,074	190,463	188,606	192,766	189,787	195,712
Investment securities	36,649	36,864	35,568	35,137	34,051	32,327	29,894	28,496
Loans	138,702	136,974	136,116	134,574	135,581	135,920	135,002	134,973
Deposits	166,909	163,426	164,453	165,409	161,095	164,554	159,910	167,196
Borrowings	13,060	14,987	14,451	12,069	13,665	14,188	16,083	16,245
Common shareholders’ equity (c)	26,343	26,334	26,131	26,597	26,633	26,482	25,680	25,158
Tangible common shareholders’ equity (c)	17,834	17,818	17,607	18,065	18,102	17,940	17,127	16,595
Equity per common share	173.49	170.43	166.94	163.62	160.90	159.38	153.57	150.90
Tangible equity per common share	117.45	115.31	112.48	111.13	109.36	107.97	102.42	99.54
__________________________________________________________________________________
(a)Excludes amortization and balances related to goodwill and core deposit and other intangible assets and merger-related expenses (when incurred) which, except in the calculation of the efficiency ratio, are net of applicable income tax effects. A reconciliation of net income and net operating income appears in Table 49.
(b)Excludes impact of merger-related expenses (when incurred) and net securities transactions.
(c)The difference between total assets and total tangible assets, and common shareholders’ equity and tangible common shareholders’ equity, represents goodwill, core deposit and other intangible assets, net of applicable deferred tax balances. A reconciliation of such balances appears in Table 49.

Table 49
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2025 Quarters				2024 Quarters
(Dollars in millions, except per share)	Fourth	Third	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$759	$792	$716	$584	$681	$721	$655	$531
Amortization of core deposit and other intangible assets (a)	8	6	8	10	10	10	10	12
Net operating income	$767	$798	$724	$594	$691	$731	$665	$543
Earnings per common share
Diluted earnings per common share	$4.67	$4.82	$4.24	$3.32	$3.86	$4.02	$3.73	$3.02
Amortization of core deposit and other intangible assets (a)	.05	.05	.04	.06	.06	.06	.06	.07
Diluted net operating earnings per common share	$4.72	$4.87	$4.28	$3.38	$3.92	$4.08	$3.79	$3.09
Other expense
Other expense	$1,379	$1,363	$1,336	$1,415	$1,363	$1,303	$1,297	$1,396
Amortization of core deposit and other intangible assets	(10)	(10)	(9)	(13)	(13)	(12)	(13)	(15)
Noninterest operating expense	$1,369	$1,353	$1,327	$1,402	$1,350	$1,291	$1,284	$1,381
Efficiency ratio
Noninterest operating expense (numerator)	$1,369	$1,353	$1,327	$1,402	$1,350	$1,291	$1,284	$1,381
Taxable-equivalent net interest income	$1,790	$1,773	$1,722	$1,707	$1,740	$1,739	$1,731	$1,692
Other income	696	752	683	611	657	606	584	580
Less: Gain (loss) on bank investment securities	1	1	—	—	18	(2)	(8)	2
Denominator	$2,485	$2,524	$2,405	$2,318	$2,379	$2,347	$2,323	$2,270
Efficiency ratio	55.1%	53.6%	55.2%	60.5%	56.8%	55.0%	55.3%	60.8%
Balance sheet data
Average assets
Average assets	$212,891	$211,053	$210,261	$208,321	$211,853	$209,581	$211,981	$211,478
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(69)	(79)	(89)	(92)	(100)	(113)	(126)	(140)
Deferred taxes	22	24	26	27	29	28	30	33
Average tangible assets	$204,379	$202,533	$201,733	$199,791	$203,317	$201,031	$203,420	$202,906
Average common equity
Average total equity	$28,970	$28,583	$28,666	$28,998	$28,707	$28,725	$27,745	$27,019
Preferred stock	(2,691)	(2,394)	(2,394)	(2,394)	(2,394)	(2,565)	(2,405)	(2,011)
Average common equity	26,279	26,189	26,272	26,604	26,313	26,160	25,340	25,008
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(69)	(79)	(89)	(92)	(100)	(113)	(126)	(140)
Deferred taxes	22	24	26	27	29	28	30	33
Average tangible common equity	$17,767	$17,669	$17,744	$18,074	$17,777	$17,610	$16,779	$16,436
At end of quarter
Total assets
Total assets	$213,510	$211,277	$211,584	$210,321	$208,105	$211,785	$208,855	$215,137
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(64)	(74)	(84)	(93)	(94)	(107)	(119)	(132)
Deferred taxes	20	23	25	26	28	30	31	34
Total tangible assets	$205,001	$202,761	$203,060	$201,789	$199,574	$203,243	$200,302	$206,574
Total common equity
Total equity	$29,177	$28,728	$28,525	$28,991	$29,027	$28,876	$28,424	$27,169
Preferred stock	(2,834)	(2,394)	(2,394)	(2,394)	(2,394)	(2,394)	(2,744)	(2,011)
Common equity	26,343	26,334	26,131	26,597	26,633	26,482	25,680	25,158
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(64)	(74)	(84)	(93)	(94)	(107)	(119)	(132)
Deferred taxes	20	23	25	26	28	30	31	34
Total tangible common equity	$17,834	$17,818	$17,607	$18,065	$18,102	$17,940	$17,127	$16,595
__________________________________________________________________________________
(a)After any related tax effect.

Item 7A.             Quantitative and Qualitative Disclosures About Market Risk.
Incorporated by reference to the discussion contained in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" (including Table 40) and "Capital."
Item 8.             Financial Statements and Supplementary Data.
Financial Statements and Supplementary Data consist of the financial statements as indexed and presented below and Table 48 "Quarterly Trends" presented in Part II, Item 7, "Management’s Discussion and Analysis of Financial Condition and Results of Operations."

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders of M&T Bank Corporation
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of M&T Bank Corporation and its subsidiaries (the "Company") as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of changes in shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO").
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for Cash and Cash Equivalents in 2025.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Allowance for Loan Losses – Adjustments to model forecasts
As described in Notes 1 and 4 to the consolidated financial statements, the Company’s allowance for loan losses of $2.1 billion reflects management's expected credit losses in the loan portfolio of $138.7 billion as of December 31, 2025. For purposes of determining the level of the allowance for loan losses, management evaluates the Company’s portfolios by loan type. Management utilizes statistically developed models to project principal balances over the remaining contractual lives of the loan portfolios and to determine estimated credit losses through a reasonable and supportable forecast period. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. Management may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.

The principal considerations for our determination that performing procedures relating to the allowance for loan losses, specifically certain adjustments to model forecasts, is a critical audit matter are (i) the significant judgment by management in determining the adjustments to model forecasts, (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to management’s determination of these adjustments to model forecasts, and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the Company’s allowance for loan losses estimation process, including controls relating to the allowance for loan losses estimation process for certain adjustments to model forecasts. These procedures also included, among others, testing management’s process for determining the allowance for loan losses and these adjustments to model forecasts, including evaluating the appropriateness of management’s methodology, testing the data utilized by management and evaluating the reasonableness of significant assumptions relating to these adjustments to model forecasts. Evaluating significant assumptions relating to these adjustments to model forecasts involved evaluating portfolio composition and concentration, as well as relevant market data. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of management’s methodology and the reasonableness of significant assumptions relating to these adjustments to model forecasts.

Buffalo, New York
February 18, 2026
We have served as the Company’s auditor since 1984.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

	December 31,
(Dollars in millions, except per share)	2025	2024
Assets
Cash and due from banks	$1,701	$1,909
Interest-bearing deposits at banks	17,068	18,873
Trading account	97	101
Investment securities:
Available for sale (cost: $22,994 at December 31, 2025; $19,054 at December 31, 2024)	23,202	18,849
Held to maturity (fair value: $11,715 at December 31, 2025; $12,955 at December 31, 2024)	12,430	14,195
Equity and other securities (cost: $1,016 at December 31, 2025; $1,007 at December 31, 2024)	1,017	1,007
Total investment securities	36,649	34,051
Loans (a)	138,702	135,581
Allowance for loan losses	(2,116)	(2,184)
Net loans	136,586	133,397
Premises and equipment	1,629	1,705
Goodwill	8,465	8,465
Core deposit and other intangible assets	64	94
Accrued interest and other assets	11,251	9,510
Total assets	$213,510	$208,105
Liabilities
Noninterest-bearing deposits	$46,509	$46,020
Savings and interest-checking deposits	107,173	100,599
Time deposits	13,227	14,476
Total deposits	166,909	161,095
Short-term borrowings	2,149	1,060
Long-term borrowings (a)	10,911	12,605
Accrued interest and other liabilities	4,364	4,318
Total liabilities	184,333	179,078
Shareholders' equity
Preferred stock	2,834	2,394
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at December 31, 2025 and December 31, 2024	90	90
Additional paid-in capital	10,011	9,999
Retained earnings	20,882	19,079
Accumulated other comprehensive income (loss), net	277	(164)
Treasury stock — common, at cost — 27,604,513 shares at December 31, 2025; 13,922,820 shares at December 31, 2024	(4,917)	(2,371)
Total shareholders’ equity	29,177	29,027
Total liabilities and shareholders’ equity	$213,510	$208,105
__________________________________________________________________________________
(a)Loans of $2.1 billion and $1.5 billion at December 31, 2025 and December 31, 2024, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes issued to third party investors were included in Long-term borrowings and were $1.7 billion at December 31, 2025 and $1.2 billion at December 31, 2024.

See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Income

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2023
Interest income
Loans	$8,238	$8,477	$8,021
Investment securities	1,429	1,094	839
Deposits at banks	816	1,452	1,360
Other	3	3	4
Total interest income	10,486	11,026	10,224
Interest expense
Savings and interest-checking deposits	2,271	2,514	1,746
Time deposits	475	781	671
Short-term borrowings	124	242	292
Long-term borrowings	668	637	400
Total interest expense	3,538	4,174	3,109
Net interest income	6,948	6,852	7,115
Provision for credit losses	505	610	645
Net interest income after provision for credit losses	6,443	6,242	6,470
Other income
Mortgage banking revenues	550	436	409
Service charges on deposit accounts	551	514	475
Trust income	724	675	680
Brokerage services income	131	121	102
Trading account and other non-hedging derivative gains	58	39	49
Gain (loss) on bank investment securities	2	10	4
Other revenues from operations	726	632	809
Total other income	2,742	2,427	2,528
Other expense
Salaries and employee benefits	3,342	3,162	2,997
Equipment and net occupancy	525	512	520
Outside data processing and software	558	492	437
Professional and other services	356	344	413
FDIC assessments	50	146	315
Advertising and marketing	102	104	108
Amortization of core deposit and other intangible assets	42	53	62
Other costs of operations	518	546	527
Total other expense	5,493	5,359	5,379
Income before taxes	3,692	3,310	3,619
Income taxes	841	722	878
Net income	$2,851	$2,588	$2,741
Net income available to common shareholders
Basic	$2,699	$2,449	$2,636
Diluted	2,699	2,449	2,636
Net income per common share
Basic	17.10	14.71	15.85
Diluted	17.00	14.64	15.79
Average common shares outstanding
Basic	157,875	166,479	166,361
Diluted	158,791	167,319	167,002
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Comprehensive Income

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Net income	$2,851	$2,588	$2,741
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains on investment securities	308	34	142
Cash flow hedges adjustments	168	50	98
Defined benefit plans liability adjustments	(37)	213	87
Other	2	(2)	4
Total other comprehensive income (loss)	441	295	331
Total comprehensive income	$3,292	$2,883	$3,072
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$2,851	$2,588	$2,741
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	505	610	645
Depreciation and amortization of premises and equipment	323	316	304
Amortization of capitalized servicing rights	133	139	131
Amortization of core deposit and other intangible assets	42	53	62
Provision for deferred income taxes	(18)	(27)	(97)
Asset write-downs	18	40	4
Net gain on sales of assets	(87)	(30)	(249)
Net change in accrued interest receivable, payable	(48)	(176)	261
Net change in other accrued income and expense	14	282	561
Net change in loans originated for sale	(372)	(128)	(192)
Net change in trading account and other non-hedging derivative assets and liabilities	(358)	(57)	(266)
Net cash from operating activities	3,003	3,610	3,905
Cash flows from investing activities
Proceeds from sales:
Investment securities available for sale	48	167	—
Equity and other securities	578	610	1,014
Loans	908	601	192
Proceeds from maturities:
Investment securities available for sale	4,456	6,072	743
Investment securities held to maturity	1,766	1,158	1,170
Purchases:
Investment securities available for sale	(8,439)	(14,476)	(346)
Investment securities held to maturity	—	—	(2,948)
Equity and other securities	(588)	(467)	(1,205)
Loans	(683)	—	—
Net change in loans	(3,688)	(2,631)	(2,962)
Capital expenditures, net	(143)	(216)	(256)
Net change in loan servicing advances	(1,050)	(26)	274
Other, net	19	(538)	(440)
Net cash from investing activities	(6,816)	(9,746)	(4,764)
Cash flows from financing activities
Net change in deposits	5,814	(2,182)	(248)
Net change in short-term borrowings	1,089	(4,256)	1,761
Proceeds from long-term borrowings	3,533	5,497	5,035
Payments on long-term borrowings	(5,380)	(1,009)	(824)
Proceeds from issuance of Series J preferred stock	—	733	—
Proceeds from issuance of Series K preferred stock	440	—	—
Redemption of Series E preferred stock	—	(350)	—
Purchases of treasury stock	(2,631)	(396)	(594)
Dividends paid — common	(899)	(895)	(868)
Dividends paid — preferred	(146)	(138)	(100)
Other, net	(20)	114	18
Net cash from financing activities	1,800	(2,882)	4,180
Net change in cash, cash equivalents and restricted cash	(2,013)	(9,018)	3,321
Cash, cash equivalents and restricted cash at beginning of period (a)	20,782	29,800	26,479
Cash, cash equivalents and restricted cash at end of period (a)	$18,769	$20,782	$29,800
Supplemental disclosure of cash flow information
Interest received during the period	$10,654	$11,077	$10,092
Interest paid during the period	3,524	4,319	2,691
Income taxes paid during the period	529	236	452
Supplemental schedule of noncash investing and financing activities
Real estate acquired in settlement of loans	15	33	23
Additions to right-of-use assets under operating leases	106	101	134
__________________________________________________________________________________
(a)Effective for the year-ended December 31, 2025, the Company changed its accounting policy for Cash and cash equivalents to include Interest-bearing deposits at banks. Prior period amounts have been adjusted to reflect this change in accounting policy as further described in note 1.
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Consolidated Statement of Changes in Shareholders’ Equity

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
2023
Balance — January 1, 2023	$2,011	$90	$10,003	$15,754	$(790)	$(1,750)	$25,318
Total comprehensive income	—	—	—	2,741	331	—	3,072
Preferred stock cash dividends	—	—	—	(100)	—	—	(100)
Purchases of treasury stock	—	—	—	—	—	(600)	(600)
Stock-based compensation transactions, net	—	—	18	(2)	—	120	136
Common stock cash dividends — $5.20 per share	—	—	—	(869)	—	—	(869)
Balance — December 31, 2023	2,011	90	10,021	17,524	(459)	(2,230)	26,957
2024
Total comprehensive income	—	—	—	2,588	295	—	2,883
Issuance of Series J preferred stock	733	—	—	—	—	—	733
Redemption of Series E preferred stock	(350)	—	—	—	—	—	(350)
Preferred stock cash dividends	—	—	—	(134)	—	—	(134)
Purchases of treasury stock	—	—	—	—	—	(400)	(400)
Stock-based compensation transactions, net	—	—	(22)	(2)	—	259	235
Common stock cash dividends — $5.35 per share	—	—	—	(897)	—	—	(897)
Balance — December 31, 2024	2,394	90	9,999	19,079	(164)	(2,371)	29,027
2025
Total comprehensive income	—	—	—	2,851	441	—	3,292
Issuance of Series K preferred stock	440	—	—	—	—	—	440
Preferred stock cash dividends	—	—	—	(146)	—	—	(146)
Purchases of treasury stock	—	—	—	—	—	(2,657)	(2,657)
Stock-based compensation transactions, net	—	—	12	(2)	—	111	121
Common stock cash dividends — $5.70 per share	—	—	—	(900)	—	—	(900)
Balance — December 31, 2025	$2,834	$90	$10,011	$20,882	$277	$(4,917)	$29,177
See accompanying notes to financial statements.

M&T BANK CORPORATION AND SUBSIDIARIES
Notes to Financial Statements
1.Significant accounting policies
M&T is a BHC headquartered in Buffalo, New York. Through subsidiaries, M&T provides individuals, corporations and other businesses, and institutions with commercial and retail banking services, including loans and deposits, mortgage banking, trust, asset management and other financial services. Banking activities are largely focused on consumers residing in New York, Maryland, New Jersey, Pennsylvania, Delaware, Connecticut, Massachusetts, Maine, Vermont, New Hampshire, Virginia, West Virginia, and the District of Columbia and on small and medium-size businesses based in those areas. Certain subsidiaries also conduct activities in other areas.
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
Consolidated Statement of Cash Flows
For purposes of this statement, Cash and due from banks and federal funds sold are considered Cash and cash equivalents. Effective for the year-ended December 31, 2025, the Company changed its accounting policy to also include Interest-bearing deposits at banks, which are primarily comprised of interest-bearing deposits at the FRB of New York, as Cash and cash equivalents. The Company considers such deposits to be an immediate source of funds in its liquidity management processes and therefore considers the accounting policy election preferable. Prior period amounts in the Consolidated Statement of Cash Flows have been adjusted to reflect this change in accounting policy as summarized in the following table:

	2024		2023
(Dollars in millions)	Previously Reported	Adjusted	Previously Reported	Adjusted
Net change in interest-bearing deposits at banks	$9,196	$—	$(3,110)	$—
Net cash from investing activities	(550)	(9,746)	(7,874)	(4,764)
Net change in cash, cash equivalents and restricted cash	178	(9,018)	211	3,321
Cash, cash equivalents and restricted cash at beginning of period	1,731	29,800	1,520	26,479
Cash, cash equivalents and restricted cash at end of period	1,909	20,782	1,731	29,800

During 2025, with the increased volume of sales and purchases of loans, the Company began separately presenting Proceeds from sales of loans, which were not originally held for sale, in the Consolidated Statement of Cash Flows. Previously proceeds from sales of loans, which were not originally held for sale, were included in Net change in loans in the Consolidated Statement of Cash Flows. Previously reported amounts have been reclassified to conform to the current presentation.
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
Investment securities
Investments in debt securities are classified as held to maturity and stated at amortized cost when management has the positive intent and ability to hold such securities to maturity. Investments in other debt securities are classified as available for sale and stated at fair value with unrealized changes in fair value included in Accumulated other comprehensive income (loss), net, in the Consolidated Balance Sheet. Premiums and discounts on investment securities available for sale and held to maturity are amortized or accreted into interest income over the contractual life of the security.
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
Originated loans
Loan fees and certain direct loan origination costs are deferred and recognized as an interest yield adjustment over the life of the loan. Interest income on loans is accrued on a level yield method. Loans are placed on nonaccrual status and previously accrued interest thereon is charged against income when the Company expects it will be unable to collect all amounts owed under the terms of the loan agreement or when principal or interest is delinquent 90 days. With respect to junior lien loans secured by residential real estate, to the extent known by the Company, if a related senior lien loan would be on nonaccrual status because of payment delinquency, even if such senior lien loan was not owned by the Company, the junior lien loan or line that is owned by the Company is placed on nonaccrual status. Certain loans greater than 90 days delinquent continue to accrue interest if they are well-secured and in the process of collection. Loans less than 90 days delinquent are deemed to have an insignificant delay in payment and generally continue to accrue interest. Interest received on loans placed on nonaccrual status is generally applied to reduce the carrying value of the loan or, if principal is considered fully collectable, recognized as interest income. Nonaccrual commercial and industrial loans and commercial real estate loans are returned to accrual status when borrowers have demonstrated an ability to repay their loans and there are no delinquent principal and interest payments. Residential real estate loans and consumer loans are returned to accrual status when all past due principal and interest payments have been paid by the borrower.
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
During the normal course of business, the Company modifies loans to maximize recovery efforts from borrowers experiencing financial difficulty. Generally a borrower exhibiting weakness in paying capacity that could influence the repayment of a loan's contractual principal and interest obligations is considered to be experiencing financial difficulty. Loan modifications typically include extensions of maturity dates but may also include other modified terms. Those modified loans may be considered nonaccrual if the Company does not expect to collect the contractual cash flows owed under the loan agreement.

Loans held for sale are carried at the lower of cost or fair value. Commitments to sell real estate loans are utilized by the Company to hedge the exposure to changes in fair value of real estate loans originated for sale. The carrying value of hedged real estate loans held for sale recorded in the Consolidated Balance Sheet includes changes in fair value during the hedge period, typically from the date of close through the sale date. Valuation adjustments made on these loans and commitments are included in Mortgage banking revenues in the Consolidated Statement of Income.
Acquired loans
Expected credit losses for PCD loans are initially recognized as an allowance for loan losses and are added to the purchase price to determine the amortized cost basis of the loans. Any non-credit discount or premium resulting from acquiring such loans is recognized as an adjustment to interest income over the remaining lives of the loans. Subsequent changes in the amount of expected credit losses on such loans are recognized in the allowance for loan losses in the same manner as originated loans. For all other acquired loans, the difference between the fair value and outstanding principal balance of the loans is recognized as an adjustment to interest income over the lives of those loans. Those loans are then accounted for in a manner that is similar to originated loans.
Allowance for loan losses and reserve for unfunded credit commitments
The allowance for loan losses represents a valuation account that is deducted from the amortized cost basis of loans to present the net amount expected to be collected at the balance sheet date. The reserve for unfunded credit commitments represents a liability for expected credit losses for such commitments, including the Company's recourse obligations related to loans sold under the Fannie Mae DUS program. In estimating expected losses in the loan portfolio and for unfunded credit commitments, borrower-specific financial data and macroeconomic assumptions are utilized to project losses over a reasonable and supportable forecast period. Assumptions and judgment are applied to measure amounts and timing of expected future cash flows, collateral values and other factors used to determine the borrowers’ abilities to repay obligations. Subsequent to the forecast period, the Company utilizes longer-term historical loss experience to estimate losses over the remaining contractual life of the loans and commitments.
Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are included in Accrued interest and other assets in the Consolidated Balance Sheet. Upon acquisition of assets taken in satisfaction of a defaulted loan, the excess of the remaining loan balance over the asset’s estimated fair value less costs to sell is charged-off against the allowance for loan losses. Subsequent declines in value of the assets are included in Other costs of operations in the Consolidated Statement of Income.
Premises and equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation expense is computed principally using the straight-line method over the estimated useful lives of the assets as follows: buildings (up to 39.5 years); furniture and equipment (up to 10 years); and leasehold improvements (up to 15 years or lease term if shorter). Right-of-use assets related to operating lease arrangements for various facilities and other assets with an original term greater than 12 months are included in Premises and equipment and the corresponding lease liabilities are included in Accrued interest and other liabilities in the Consolidated Balance Sheet.

Capitalized servicing rights
Capitalized servicing assets are included in Accrued interest and other assets in the Consolidated Balance Sheet. Separately recognized servicing assets are initially measured at fair value. The Company uses the amortization method to subsequently measure capitalized servicing assets. Under that method, capitalized servicing assets are charged to expense in proportion to and over the period of estimated net servicing income.
To estimate the fair value of servicing rights, the Company considers market prices for similar assets and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate, and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceeds fair value. Impairment is recognized through a valuation allowance.
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
Goodwill and core deposit and other intangible assets
Goodwill represents the excess of the consideration transferred to acquire an entity over the fair value of the identifiable net assets acquired. Goodwill is not amortized, but rather is tested for impairment at least annually on October 1 or more frequently if events or circumstances indicate that an impairment may exist. Other acquired intangible assets with finite lives, such as core deposit intangibles, are initially recorded at estimated fair value and are amortized over their estimated lives. Core deposit and other intangible assets are generally amortized using accelerated methods over estimated useful lives. The Company periodically assesses whether events or changes in circumstances indicate that the carrying amounts of core deposit and other intangible assets may be impaired.

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
The Company utilizes interest rate swap agreements as part of the management of interest rate risk to modify the repricing characteristics of certain portions of its portfolios of earning assets and interest-bearing liabilities. For such agreements, amounts receivable or payable are recognized as accrued under the terms of the agreement and the net differential is recorded as an adjustment to interest income or expense of the related asset or liability. Interest rate swap agreements may be designated as either fair value hedges or cash flow hedges. In a fair value hedge, the fair values of the interest rate swap agreements and changes in the fair values of the hedged items attributable to the hedged risk are recorded in the Consolidated Balance Sheet with the corresponding gain or loss recognized in current earnings. The difference between changes in the fair values recognized in earnings of interest rate swap agreements and the hedged items represents hedge ineffectiveness and is recorded in the same income statement line item that is used to present the earnings effect of the hedged item in the Consolidated Statement of Income. In a cash flow hedge, the derivative’s unrealized gain or loss is initially recorded as a component of other comprehensive income and subsequently reclassified into earnings when the forecasted transaction affects earnings.
The Company utilizes commitments to sell real estate loans to hedge the exposure to changes in the fair value of real estate loans originated for sale. Commitments to originate real estate loans to be held for sale and commitments to sell real estate loans are generally recorded in the Consolidated Balance Sheet at fair value. Valuation adjustments made on these commitments are included in Mortgage banking revenues in the Consolidated Statement of Income.
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
The Company evaluates uncertain tax positions using the two-step process. The first step requires a determination of whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Under the second step, a tax position that meets the more-likely-than-not recognition threshold is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.
The Company accounts for its investments in qualified affordable housing projects using the proportional amortization method. Under that method, the Company amortizes the initial cost of the investment in proportion to the tax credits and other tax benefits received and recognizes the net investment performance in the income statement as a component of income tax expense. On January 1, 2024, the Company adopted amended guidance which permits an election to account for other tax equity investments using the proportional amortization method if certain conditions are met. The Company has elected to apply the proportional amortization method to eligible renewable energy and certain other tax credit investments in addition to the low income housing tax credit investments for which the proportional amortization method had previously been applied.

Earnings per common share
Basic earnings per common share exclude dilution and are computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding (exclusive of shares represented by the unvested portion of restricted stock and restricted stock unit grants) and common shares distributable under deferred compensation arrangements during the period. Diluted earnings per common share reflect shares represented by the unvested portion of restricted stock and restricted stock unit grants and the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in earnings. Proceeds assumed to have been received on such exercise or conversion are assumed to be used to purchase shares of M&T common stock at the average market price during the period, as required by the "treasury stock method" of accounting.
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

Recent accounting developments
As described in note 6, effective January 1, 2026 the Company elected to prospectively measure its residential mortgage loan servicing assets at fair value. The following table provides a description of accounting standards that were adopted by the Company in 2025 as well as standards that were not yet effective at December 31, 2025 that could have an impact to M&T's consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards adopted in 2025
Income Taxes - Improvements to income tax disclosures	The standard requires enhanced disclosures in the notes to financial statements including income taxes paid by jurisdiction (federal, state, foreign) and a tabular rate reconciliation between the reported amount of income tax expense (or benefit) and the amount of statutory federal income tax at current rates.	December 31, 2025	The Company adopted the amended guidance in its consolidated financial statements for the year ended December 31, 2025. Related disclosures are included in note 13.
Standards not yet adopted as of December 31, 2025
Income Statement - Expense disaggregation disclosures	The standard requires disclosure in the notes to financial statements of specified information about certain cost and expense captions on the income statement.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Improvements to the accounting for purchased loans	The standard expands the population of acquired financial assets accounted for using a gross-up approach which records an initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned.	January 1, 2027 (Early adoption permitted)	The Company prospectively adopted the amended guidance effective January 1, 2026. The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Hedge accounting improvements	The amendment expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure. The amendment also provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable rate debt instruments that permit the borrower to change the interest rate index. The amendment also modifies certain other hedge accounting rules.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Targeted improvements to the accounting for internal-use software	The standard eliminates the concept of a software development project stage such that the guidance is agnostic to different software development methods and introduces a new threshold for cost capitalization. The standard also provides factors to consider when determining whether significant development uncertainty exists.	January 1, 2028 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.

2.Divestitures
In April 2023, Wilmington Trust, N.A., a wholly owned subsidiary of M&T, sold its CIT business to a private equity firm. The transaction resulted in a gain of $225 million that has been included in Other revenues from operations in the Consolidated Statement of Income for the year ended December 31, 2023. Prior to the sale, the CIT business contributed $60 million to trust income in 2023. After considering expenses, the results of operations from the CIT business were not material to the Company's consolidated results of operations in that year. In September 2025, the Company received a final earnout payment of $28 million related to the sale of its CIT business in 2023. That distribution has been included in Other revenues from operations in the Consolidated Statement of Income for the year ended December 31, 2025.
In May 2025, the Company sold Wilmington Trust SP Services Inc., a subsidiary that specialized in institutional services, to a third party. The transaction resulted in a gain of $10 million that has been included in Other revenues from operations in the Consolidated Statement of Income for the year ended December 31, 2025. The revenues and expenses of that subsidiary were not material to the Company's consolidated results of operations for each of 2023, 2024 and 2025.

3.Investment securities
The amortized cost and fair value of investment securities were as follows:

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2025
Investment securities available for sale:
U.S. Treasury	$6,302	$43	$2	$6,343
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,738	79	1	4,816
Residential	11,953	148	59	12,042
Other	1	—	—	1
	22,994	270	62	23,202
Investment securities held to maturity:
U.S. Treasury	445	—	4	441
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,007	—	74	1,933
Residential	7,816	10	619	7,207
Privately issued	32	12	—	44
State and political subdivisions	2,129	—	40	2,089
Other	1	—	—	1
	12,430	22	737	11,715
Total debt securities	$35,424	$292	$799	$34,917
Equity and other securities:
Readily marketable equity — at fair value	$280	$3	$2	$281
Other — at cost	736	—	—	736
Total equity and other securities	$1,016	$3	$2	$1,017

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$7,945	$13	$27	$7,931
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,739	8	45	3,702
Residential	7,368	13	167	7,214
Other	2	—	—	2
	19,054	34	239	18,849
Investment securities held to maturity:
U.S. Treasury	1,015	—	14	1,001
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,034	—	157	1,877
Residential	8,773	—	961	7,812
Privately issued	37	9	—	46
State and political subdivisions	2,335	—	117	2,218
Other	1	—	—	1
	14,195	9	1,249	12,955
Total debt securities	$33,249	$43	$1,488	$31,804
Equity and other securities:
Readily marketable equity — at fair value	$235	$3	$3	$235
Other — at cost	772	—	—	772
Total equity and other securities	$1,007	$3	$3	$1,007
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $187 million and $176 million at December 31, 2025 and 2024, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.

A summary of debt investment securities that as of December 31, 2025 and 2024 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows:

	Less Than 12 Months		12 Months or More
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
December 31, 2025
Investment securities available for sale:
U.S. Treasury	$—	$—	$185	$2
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	174	1	65	—
Residential	488	2	1,303	57
Other	—	—	1	—
	662	3	1,554	59
Investment securities held to maturity:
U.S. Treasury	—	—	391	4
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	28	—	1,840	74
Residential	139	1	6,287	618
Privately issued	2	—	—	—
State and political subdivisions	13	—	1,866	40
	182	1	10,384	736
Total	$844	$4	$11,938	$795

December 31, 2024
Investment securities available for sale:
U.S. Treasury	$1,971	$9	$2,554	$18
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,566	45	64	—
Residential	4,429	53	1,623	114
Other	—	—	2	—
	8,966	107	4,243	132
Investment securities held to maturity:
U.S. Treasury	50	—	951	14
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	—	—	1,877	157
Residential	996	19	6,811	942
Privately issued	—	—	—	—
State and political subdivisions	39	1	2,131	116
	1,085	20	11,770	1,229
Total	$10,051	$127	$16,013	$1,361

The Company owned 3,027 individual debt securities with aggregate gross unrealized losses of $799 million at December 31, 2025. Based on a review of each of the securities in the investment securities portfolio at December 31, 2025, including security type and issuer credit quality, the Company concluded that it expected to recover the amortized cost basis of its investment. As of December 31, 2025, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. The Company estimated no material allowance for credit losses for its investment securities at December 31, 2025 or 2024. At December 31, 2025, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $736 million of cost method equity securities.
No investment in securities of a single non-U.S. Government, government agency or government guaranteed issuer exceeded ten percent of shareholders’ equity at December 31, 2025. As of December 31, 2025, the latest available investment ratings of obligations of states and political subdivisions, privately issued mortgage-backed securities and other debt securities were as follows:

			Average Credit Rating of Fair Value Amount
(Dollars in millions)	Amortized Cost	Fair Value	A or Better	Not Rated
State and political subdivisions	$2,129	$2,089	$2,079	$10
Privately issued mortgage-backed securities	32	44	—	44
Other	2	2	—	2
At December 31, 2025, the amortized cost and fair value of debt securities by contractual maturity were as follows:

(Dollars in millions)	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$3,076	$3,085
Due after one year through five years	3,227	3,259
Due after five years through ten years	—	—
Due after ten years	—	—
	6,303	6,344
Mortgage-backed securities	16,691	16,858
	$22,994	$23,202
Debt securities held to maturity:
Due in one year or less	$408	$405
Due after one year through five years	377	375
Due after five years through ten years	1,326	1,313
Due after ten years	464	438
	2,575	2,531
Mortgage-backed securities	9,855	9,184
	$12,430	$11,715
There were no significant gross realized gains or losses from sales of investment securities in 2025 and 2023. Gross realized gains and losses from the sales of investment securities totaled $27 million and $15 million in 2024, respectively.

At December 31, 2025 and 2024, investment securities with carrying values of $5.3 billion (including $67 million related to repurchase transactions) and $6.2 billion (including $71 million related to repurchase transactions), respectively, were pledged to secure borrowings, lines of credit and governmental deposits as described in note 8.
4.Loans and allowance for loan losses
A summary of current, past due and nonaccrual loans as of December 31, 2025 and 2024 follows:

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
December 31, 2025
Commercial and industrial	$62,626	$390	$5	$527	$63,548
Real estate:
Commercial (c)	19,505	364	3	320	20,192
Residential builder and developer (d)	69	—	—	—	69
Other commercial construction	3,436	109	—	13	3,558
Residential (e)	23,410	657	543	264	24,874
Consumer:
Home equity lines and loans	4,690	35	—	82	4,807
Recreational finance	13,946	116	—	30	14,092
Automobile	5,097	59	—	11	5,167
Other	2,357	23	10	5	2,395
Total	$135,136	$1,753	$561	$1,252	$138,702

December 31, 2024
Commercial and industrial	$60,374	$399	$12	$696	$61,481
Real estate:
Commercial (c)	20,054	255	3	468	20,780
Residential builder and developer	830	3	—	2	835
Other commercial construction	5,018	65	—	66	5,149
Residential (e)	21,853	719	315	279	23,166
Consumer:
Home equity lines and loans	4,482	29	—	81	4,592
Recreational finance	12,429	104	—	31	12,564
Automobile	4,724	58	—	12	4,794
Other	2,134	23	8	55	2,220
Total	$131,898	$1,655	$338	$1,690	$135,581
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $276 million and $277 million at December 31, 2025 and 2024, respectively.
(b)Balances exclude accrued interest receivable of $627 million and $628 million at December 31, 2025 and 2024, respectively, which is included in Accrued interest and other assets in the Consolidated Balance Sheet.
(c)Commercial real estate loans held for sale were $484 million at December 31, 2025 and $310 million at December 31, 2024.
(d)In June 2025, the Company sold $661 million of residential builder and developer loans and recognized a gain on sale of $15 million, which is included in Other revenues from operations in the Consolidated Statement of Income.
(e)Residential real estate loans held for sale were $441 million at December 31, 2025 and $211 million at December 31, 2024.

The amount of foreclosed property held by the Company, generally consisting of real estate and other assets, was $35 million at each of December 31, 2025 and 2024. There were $182 million and $173 million at December 31, 2025 and 2024, respectively, of loans secured by residential real estate that were in the process of foreclosure. At December 31, 2025, approximately 53% of those residential real estate loans in the process of foreclosure were government guaranteed.
Borrowings by directors and certain officers of M&T and its banking subsidiaries, and by associates of such persons, exclusive of loans aggregating less than $60,000, amounted to $64 million and $50 million at December 31, 2025 and 2024, respectively. During 2025, new borrowings by such persons amounted to $15 million (including any borrowings of new directors or officers that were outstanding at the time of their election) and repayments and other reductions (including reductions resulting from individuals ceasing to be directors or officers) were $1 million.
At December 31, 2025, approximately $20.7 billion of commercial and industrial loans, $13.4 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $3.0 billion of home equity loans and lines of credit and $15.2 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2024, approximately $20.7 billion of commercial and industrial loans, $14.6 billion of commercial real estate loans, $18.6 billion of one-to-four family residential real estate loans, $2.7 billion of home equity loans and lines of credit and $13.1 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. As further described in notes 8 and 18, loans totaling $2.1 billion and $1.5 billion at December 31, 2025 and 2024, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements.
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible "pass" loan grades and are generally ascribed lower loss factors when determining the allowance for loan losses. Loans with an elevated level of credit risk are designated as "criticized" and are ascribed a higher loss factor when determining the allowance for loan losses. Criticized loans may be designated as "nonaccrual" if the Company no longer expects to collect all amounts according to the contractual terms of the loan agreement or the loan is delinquent 90 days or more.
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

The following table summarizes the loan grades applied at December 31, 2025 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the year then ended by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Commercial and industrial:
Pass	$9,462	$6,640	$4,075	$4,086	$2,203	$5,059	$28,124	$95	$59,744
Criticized accrual	216	337	479	390	116	348	1,355	36	3,277
Criticized nonaccrual	8	49	72	65	25	155	136	17	527
Total commercial and industrial	$9,686	$7,026	$4,626	$4,541	$2,344	$5,562	$29,615	$148	$63,548
Gross charge-offs year ended December 31, 2025	$9	$39	$41	$26	$8	$22	$164	$—	$309
Real estate:
Commercial:
Pass	$3,757	$400	$1,535	$1,681	$1,121	$8,970	$367	$—	$17,831
Criticized accrual	—	29	283	244	80	1,404	1	—	2,041
Criticized nonaccrual	24	—	4	25	49	218	—	—	320
Total commercial real estate	$3,781	$429	$1,822	$1,950	$1,250	$10,592	$368	$—	$20,192
Gross charge-offs year ended December 31, 2025	$44	$—	$—	$16	$—	$48	$—	$—	$108
Residential builder and developer:
Pass	$9	$1	$2	$2	$—	$5	$38	$—	$57
Criticized accrual	—	—	—	12	—	—	—	—	12
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$9	$1	$2	$14	$—	$5	$38	$—	$69
Gross charge-offs year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$313	$221	$1,031	$606	$63	$198	$45	$—	$2,477
Criticized accrual	—	8	251	493	136	174	6	—	1,068
Criticized nonaccrual	—	—	—	8	1	4	—	—	13
Total other commercial construction	$313	$229	$1,282	$1,107	$200	$376	$51	$—	$3,558
Gross charge-offs year ended December 31, 2025	$—	$—	$—	$7	$—	$—	$—	$—	$7

The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at December 31, 2025 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the year then ended by origination year follows:

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Residential real estate:
Current	$3,769	$1,797	$1,188	$4,040	$3,433	$9,056	$127	$—	$23,410
30-89 days past due	10	11	19	117	93	407	—	—	657
Accruing loans past due 90 days or more	1	8	21	126	90	297	—	—	543
Nonaccrual	—	4	3	40	19	197	1	—	264
Total residential real estate	$3,780	$1,820	$1,231	$4,323	$3,635	$9,957	$128	$—	$24,874
Gross charge-offs year ended December 31, 2025	$—	$—	$—	$1	$—	$4	$—	$—	$5
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$1	$76	$3,362	$1,251	$4,690
30-89 days past due	—	—	—	—	—	2	—	33	35
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	1	79	82
Total home equity lines and loans	$—	$—	$—	$—	$1	$80	$3,363	$1,363	$4,807
Gross charge-offs year ended December 31, 2025	$—	$—	$—	$—	$—	$—	$—	$4	$4
Recreational finance:
Current	$4,081	$3,052	$1,729	$1,673	$1,345	$2,066	$—	$—	$13,946
30-89 days past due	10	20	25	17	15	29	—	—	116
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	5	6	4	4	9	—	—	30
Total recreational finance	$4,093	$3,077	$1,760	$1,694	$1,364	$2,104	$—	$—	$14,092
Gross charge-offs year ended December 31, 2025	$8	$26	$29	$27	$23	$38	$—	$—	$151
Automobile:
Current	$1,933	$1,690	$561	$473	$336	$104	$—	$—	$5,097
30-89 days past due	8	17	13	10	7	4	—	—	59
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	3	1	2	2	1	—	—	11
Total automobile	$1,943	$1,710	$575	$485	$345	$109	$—	$—	$5,167
Gross charge-offs year ended December 31, 2025	$4	$16	$9	$10	$5	$3	$—	$—	$47
Other:
Current	$312	$155	$89	$56	$42	$22	$1,680	$1	$2,357
30-89 days past due	3	2	1	1	—	—	15	1	23
Accruing loans past due 90 days or more	—	—	—	—	—	—	10	—	10
Nonaccrual	2	1	1	—	—	1	—	—	5
Total other	$317	$158	$91	$57	$42	$23	$1,705	$2	$2,395
Gross charge-offs year ended December 31, 2025	$18	$13	$9	$4	$1	$1	$69	$—	$115
Total loans at December 31, 2025	$23,922	$14,450	$11,389	$14,171	$9,181	$28,808	$35,268	$1,513	$138,702
Total gross charge-offs for the year ended December 31, 2025	$83	$94	$88	$91	$37	$116	$233	$4	$746

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

Allowance for loan losses
For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolios by loan type. Changes in the allowance for loan losses and the reserve for unfunded credit commitments for the years ended December 31, 2025, 2024 and 2023 were as follows:

	Allowance for Loan Losses					Reserve for Unfunded Credit Commitments (a)

	Commercial and Industrial	Real Estate		Consumer	Total
(Dollars in millions)		Commercial	Residential
2025
Beginning balance	$769	$599	$108	$708	$2,184	$60
Provision for credit losses	237	(34)	(8)	290	485	20
Net charge-offs:
Charge-offs	(309)	(115)	(5)	(317)	(746)	—
Recoveries	74	22	5	92	193	—
Net charge-offs	(235)	(93)	—	(225)	(553)	—
Ending balance	$771	$472	$100	$773	$2,116	$80

2024
Beginning balance	$620	$764	$116	$629	$2,129	$60
Provision for credit losses	429	(89)	(8)	278	610	—
Net charge-offs:
Charge-offs	(316)	(134)	(6)	(257)	(713)	—
Recoveries	36	58	6	58	158	—
Net charge-offs	(280)	(76)	—	(199)	(555)	—
Ending balance	$769	$599	$108	$708	$2,184	$60

2023
Beginning balance	$568	$611	$115	$631	$1,925	$60
Provision for credit losses	132	394	4	115	645	—
Net charge-offs:
Charge-offs	(132)	(253)	(10)	(175)	(570)	—
Recoveries	52	12	7	58	129	—
Net charge-offs	(80)	(241)	(3)	(117)	(441)	—
Ending balance	$620	$764	$116	$629	$2,129	$60
__________________________________________________________________________________
(a)Further information about unfunded credit commitments is included in note 20.

Despite the allocation in the preceding tables, the allowance for loan losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for loan losses, accruing loans with similar risk characteristics are evaluated collectively, generally through the use of statistically developed credit models or other quantitative methodologies. The statistically developed models project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of December 31, 2025 and 2024, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
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

Information with respect to loans that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the years ended December 31, 2025, 2024 and 2023 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized

(Dollars in millions)	December 31, 2025			January 1, 2025	Year Ended December 31, 2025
Commercial and industrial	$443	$84	$527	$696	$28
Real estate:
Commercial	215	105	320	468	33
Residential builder and developer	—	—	—	2	—
Other commercial construction	5	8	13	66	3
Residential	116	148	264	279	15
Consumer:
Home equity lines and loans	41	41	82	81	7
Recreational finance	20	10	30	31	1
Automobile	9	2	11	12	—
Other	5	—	5	55	—
Total	$854	$398	$1,252	$1,690	$87

	December 31, 2024			January 1, 2024	Year Ended December 31, 2024
Commercial and industrial	$516	$180	$696	$670	$23
Real estate:
Commercial	328	140	468	869	43
Residential builder and developer	2	—	2	3	1
Other commercial construction	60	6	66	171	4
Residential	137	142	279	270	15
Consumer:
Home equity lines and loans	36	45	81	81	6
Recreational finance	21	10	31	36	—
Automobile	9	3	12	14	—
Other	54	1	55	52	—
Total	$1,163	$527	$1,690	$2,166	$92

	December 31, 2023			January 1, 2023	Year Ended December 31, 2023
Commercial and industrial	$397	$273	$670	$504	$22
Real estate:
Commercial	288	581	869	1,240	29
Residential builder and developer	3	—	3	1	—
Other commercial construction	71	100	171	125	2
Residential	100	170	270	350	17
Consumer:
Home equity lines and loans	42	39	81	85	7
Recreational finance	24	12	36	45	1
Automobile	9	5	14	40	—
Other	52	—	52	49	—
Total	$986	$1,180	$2,166	$2,439	$78

Loan modifications
The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the years ended December 31, 2025, 2024 and 2023.

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other (b)	Combination of Modification Types (c)	Total (d) (e)	Percent of Total Loan Class
Year Ended December 31, 2025
Commercial and industrial	$171	$15	$38	$224	.35%
Real estate:
Commercial	436	3	39	478	2.37
Residential builder and developer	4	—	—	4	5.30
Other commercial construction	340	—	—	340	9.57
Residential	154	6	33	193	.78
Consumer:
Home equity lines and loans	—	—	1	1	.01
Recreational finance	1	—	—	1	—
Automobile	1	—	—	1	.01
Other	10	—	—	10	.40
Total	$1,117	$24	$111	$1,252	.90%

Year Ended December 31, 2024
Commercial and industrial	$212	$84	$7	$303	.49%
Real estate:
Commercial	509	2	4	515	2.48
Residential builder and developer	2	—	—	2	.29
Other commercial construction	130	—	—	130	2.53
Residential	146	14	17	177	.76
Consumer:
Home equity lines and loans	1	—	1	2	.04
Recreational finance	1	—	—	1	.01
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,001	$100	$29	$1,130	.83%

Year Ended December 31, 2023
Commercial and industrial	$169	$27	$2	$198	.35%
Real estate:
Commercial	610	—	41	651	2.57
Residential builder and developer	69	2	—	71	6.63
Other commercial construction	480	—	8	488	7.34
Residential	148	23	6	177	.76
Consumer:
Home equity lines and loans	—	—	1	1	.03
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$1,476	$52	$58	$1,586	1.18%
__________________________________________________________________________________
(a)As of the respective year end.
(b)Primarily payment deferrals or interest rate reductions.
(c)Primarily term extensions combined with payment deferrals or interest rate reductions.
(d)Includes approximately $165 million, $143 million and $124 million of loans guaranteed by government-related entities (primarily first lien residential mortgage loans) at December 31, 2025, 2024 and 2023, respectively.
(e)Excludes unfunded commitments to extend credit totaling $55 million, $69 million and $128 million at December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the payment status, at December 31, 2025, 2024 and 2023, of loans to borrowers experiencing financial difficulty that were modified during 2025, 2024 and 2023.

	Amortized Cost (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (b)	Total
Year Ended December 31, 2025
Commercial and industrial	$184	$5	$35	$224
Real estate:
Commercial	363	102	13	478
Residential builder and developer	4	—	—	4
Other commercial construction	339	—	1	340
Residential (c)	107	43	43	193
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	1	—	—	1
Other	10	—	—	10
Total	$1,010	$150	$92	$1,252

Year Ended December 31, 2024
Commercial and industrial	$276	$14	$13	$303
Real estate:
Commercial	478	37	—	515
Residential builder and developer	1	—	1	2
Other commercial construction	101	25	4	130
Residential (c)	94	41	42	177
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	—	—	—	—
Total	$953	$117	$60	$1,130

Year Ended December 31, 2023
Commercial and industrial	$182	$7	$9	$198
Real estate:
Commercial	618	21	12	651
Residential builder and developer	71	—	—	71
Other commercial construction	440	48	—	488
Residential (c)	102	47	28	177
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,414	$123	$49	$1,586
__________________________________________________________________________________
(a)As of the respective year end.
(b)Predominantly loan modifications of term extensions or term extensions combined with interest rate reductions.
(c)Includes loans guaranteed by government-related entities classified as 30-89 days past due of $37 million, $34 million and $40 million and as past due 90 days or more of $39 million, $36 million and $24 million at December 31, 2025, 2024 and 2023, respectively.

The following table summarizes the financial effects of the modifications on the weighted-average remaining term of modified loans for the years ended December 31, 2025, 2024 and 2023.

	Year Ended December 31,
(In years)	2025	2024	2023
Increase to weighted-average remaining term
Commercial and industrial	0.9	0.9	1.3
Real estate:
Commercial (a)	1.0	1.0	1.1
Residential	10.3	10.4	10.6
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
Leases
The Company provides financing and operating lease arrangements to commercial customers for construction and industrial equipment and machinery, railroad cars, commercial trucks and trailers, aircraft and other assets. Certain leases contain payment schedules that are tied to variable interest rate indices. In general, early termination options are provided if the lessee is not in default, returns the leased equipment and pays an early termination fee. Additionally, options to purchase the underlying asset by the lessee are generally at the fair market value of the equipment.
Commercial lease financing receivables are included in Loans in the Company's Consolidated Balance Sheet. Interest income recognized on finance lease receivables was $171 million, $158 million and $136 million in 2025, 2024 and 2023, respectively. A summary of commercial lease financing receivables follows.

	December 31,
(Dollars in millions)	2025	2024
Lease payments receivable	$2,798	$2,751
Estimated residual value of leased assets (a)	316	339
Amounts representing interest	(367)	(349)
Total	$2,747	$2,741
__________________________________________________________________________________
(a)Includes $75 million and $89 million in residual values that are guaranteed by the lessees or others at December 31, 2025 and 2024, respectively.
Leased assets provided to customers under operating lease arrangements, net of accumulated depreciation, were $184 million at December 31, 2025 and $204 million at December 31, 2024, and were included in Accrued interest and other assets in the Company's Consolidated Balance Sheet. The Company, as a lessor, recognized operating lease income, inclusive of gains and losses on the disposal of leased assets, of $48 million, $44 million and $56 million for the years ended December 31, 2025, 2024 and 2023, respectively, in Other revenues from operations in the Consolidated Statement of Income.

At December 31, 2025, the minimum future lease payments to be received from lessor receivable arrangements were as follows:

(Dollars in millions)	Financing Leases	Operating Leases
Year ending December 31:
2026	$965	$36
2027	733	30
2028	513	24
2029	332	15
2030	145	11
Later years	110	12
	$2,798	$128
5.Premises and equipment
A summary of premises and equipment follows:

	December 31,
(Dollars in millions)	2025	2024
Land	$137	$146
Buildings	734	703
Leasehold improvements	443	423
Furniture and equipment	1,128	1,190
	2,442	2,462
Less: accumulated depreciation and amortization	1,357	1,326
Right-of-use assets — operating leases	544	569
Premises and equipment, net	$1,629	$1,705
The right-of-use assets and lease liabilities relate to banking offices and other space occupied by the Company and use of certain equipment under noncancelable operating lease agreements. As of December 31, 2025 and 2024, the Company recognized $652 million and $677 million, respectively, of operating lease liabilities as a component of Accrued interest and other liabilities in the Consolidated Balance Sheet. In calculating the present value of lease payments, the Company utilized its incremental secured borrowing rate based on lease term.
The Company’s noncancelable operating lease agreements generally expire at various dates over the next 16 years. Real estate leases generally consist of fixed monthly rental payments with certain leases containing escalation clauses. Any variable lease payments or payments for nonlease components are recognized in the Consolidated Statement of Income as a component of Equipment and net occupancy expense based on actual costs incurred. Some leases contain lessee options to extend the term. Those options are included in the lease term when it is determined that it is reasonably certain the option will be exercised.
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

The following table presents the Company’s lease costs and other information for operating leases recorded in the Consolidated Balance Sheet.

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Lease cost
Operating lease cost	$151	$155	$154
Variable lease cost	5	5	4
Total lease cost	$156	$160	$158

Other information
Right-of-use assets:
Obtained in exchange for new lease liabilities	$106	$101	$134
Cash paid toward lease liabilities	160	164	158
Weighted-average remaining lease term	7 years	7 years	7 years
Weighted-average discount rate	3.90%	3.64%	3.37%
Minimum lease payments under noncancelable operating leases are summarized in the following table.

(Dollars in millions)
Year ending December 31:
2026	$153
2027	138
2028	115
2029	89
2030	63
Later years	191
Total lease payments	749
Imputed interest	(97)
Total	$652

6.Capitalized servicing assets
Changes in capitalized servicing assets were as follows:

	Year Ended December 31,
	Residential Mortgage Loans (a)			Commercial Mortgage Loans (a)
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Beginning balance	$368	$456	$194	$126	$123	$126
Originations	17	20	13	41	34	27
Purchases (b)	—	—	350	—	—	—
Amortization	(98)	(108)	(101)	(35)	(31)	(30)
	287	368	456	132	126	123
Valuation allowance	—	—	—	—	—	—
Ending balance, net	$287	$368	$456	$132	$126	$123

	Residential Mortgage Loans		Commercial Mortgage Loans
(Dollars in millions)	2025	2024	2025	2024
Balances at period end
Loans serviced for others	$35,873	$38,105	$30,309	$27,474
Loans sub-serviced for others	156,938	111,544	4,231	4,063
Total loans serviced for others	$192,811	$149,649	$34,540	$31,537
__________________________________________________________________________________
(a)Loan servicing fees related to capitalized mortgage loan servicing assets of $204 million,$213 million and $195 million were included in Mortgage banking revenues in the Consolidated Statement of Income in 2025, 2024 and 2023, respectively.
(b)During 2023, the Company completed a $350 million bulk purchase of residential mortgage loan servicing rights associated with $19.5 billion of residential real estate loans.
The fair value of capitalized residential mortgage loan servicing assets was approximately $550 million at December 31, 2025 and $612 million at December 31, 2024. The fair value of capitalized residential mortgage loan servicing assets was estimated using weighted-average discount rates of 11.17% and 11.64% at December 31, 2025 and 2024, respectively, and contemporaneous prepayment assumptions that vary by loan type. At December 31, 2025 and 2024, the discount rate represented a weighted-average OAS of 750 basis points and 758 basis points over market implied forward SOFR, respectively. The fair value of capitalized residential mortgage loan servicing rights may vary significantly in subsequent periods due to changing interest rates and the effect thereof on prepayment speeds. The fair value of capitalized commercial mortgage loan servicing assets was approximately $194 million at each of December 31, 2025 and 2024. Weighted-average discount rates of 11.97% and 12.80% were used to estimate the fair value of capitalized commercial mortgage loan servicing rights at December 31, 2025 and 2024, respectively. Estimated servicing revenues and expenses used to value such servicing rights considered historical payment performance trends and current market interest rates. In general, the servicing agreements allow the Company to share in customer loan prepayment fees and thereby recover the remaining carrying value of the capitalized servicing rights associated with such loans. The Company's ability to realize the carrying value of capitalized commercial mortgage loan servicing rights is more dependent on the borrowers' abilities to repay the underlying loans than it is on prepayments.

The key economic assumptions used to determine the fair value of significant portfolios of capitalized servicing rights at December 31, 2025 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

(Dollars in millions)	Residential	Commercial
Weighted-average prepayment speeds	7.78%
Impact on fair value of 10% adverse change	$(16)
Impact on fair value of 20% adverse change	(31)
Weighted-average OAS	7.50%
Impact on fair value of 10% adverse change	$(16)
Impact on fair value of 20% adverse change	(30)
Weighted-average discount rate		11.97%
Impact on fair value of 10% adverse change		$(4)
Impact on fair value of 20% adverse change		(9)
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value, which resulted in an increase to capitalized servicing assets of $263 million and a corresponding increase to Retained earnings, after tax-effect, of $197 million on that date.
7.Goodwill and other intangible assets
A summary of amortizing intangible assets follows.

(Dollars in millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
December 31, 2025
Core deposit	$218	$164	$54
Other	31	21	10
Total	$249	$185	$64
December 31, 2024
Core deposit	$218	$131	$87
Other	43	36	7
Total	$261	$167	$94
Estimated amortization expense in future years for such intangible assets is as follows:

(Dollars in millions)
Year ending December 31:
2026	$31
2027	20
2028	11
2029	2
$64

The Company completed its annual goodwill impairment test as of October 1, 2025. For purposes of testing for impairment, the Company assigned all recorded goodwill to the reporting units originally intended to benefit from past business combinations. To test for goodwill impairment at the evaluation date, the Company compared the estimated fair value of each of its reporting units to their respective carrying amounts and certain other assets and liabilities assigned to the reporting unit, including goodwill and core deposit and other intangible assets. For the Company’s annual impairment test on October 1, 2025, the Company estimated the fair value of its reporting units using an income approach (weighted 75%) and a market approach (weighted 25%). The Company’s estimation of fair value under the income approach considered discounting projected cash flows for each reporting unit based on multi-year financial forecasts, and under the market approach considered certain valuation multiples for comparable financial institutions. Reporting unit valuations also considered control premiums associated with cost savings and other benefits that might be assumed in a market transaction for such businesses. Based on the results of the goodwill impairment test, the Company concluded that the amount of recorded goodwill was not impaired at the testing date. The Company was not aware of any events occurring in the fourth quarter of 2025 that more likely than not would have resulted in an impairment of recorded goodwill at December 31, 2025.
A summary of goodwill assigned to each of the Company’s reportable segments for purposes of testing for impairment at each of December 31, 2025 and 2024 is as follows:

(Dollars in millions)
Commercial Bank	$5,076
Retail Bank	3,089
Institutional Services and Wealth Management	300
All Other	—
Total	$8,465
8.Borrowings
Short-term borrowings have a stated maturity of one year or less at the date the Company enters into the obligation. The amounts and interest rates of short-term borrowings were as follows:

(Dollars in millions)	Repurchase Agreements	FHLB Advances	Total
At December 31, 2025
Amount outstanding (a)	$49	$2,100	$2,149
Weighted-average interest rate	1.93%	3.83%	3.78%
At December 31, 2024
Amount outstanding	$60	$1,000	$1,060
Weighted-average interest rate	2.65%	4.50%	4.39%
__________________________________________________________________________________
(a)All outstanding short-term borrowings at December 31, 2025 are set to mature in the first quarter of 2026.
At December 31, 2025, M&T Bank had borrowing facilities available with the FHLB of New York whereby M&T Bank could borrow up to approximately $20.4 billion, of which $2.1 billion was outstanding at December 31, 2025. Additionally, M&T Bank had an available line of credit with the FRB of New York totaling approximately $25.4 billion at December 31, 2025. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities.

Long-term borrowings were as follows:

			December 31,
(Dollars in millions)	Maturity (a)	Stated Rate (a)	2025	2024
M&T
Senior notes (fixed rate) (b)	2028 - 2036	4.55% - 7.41%	$5,583	$4,710
Subordinated notes (fixed rate)	2035	5.40%	747	—
Junior Subordinated Debentures:
Fixed rate	—	—	—	7
Variable rate	2027 - 2029	5.17% - 5.70%	403	426
			$6,733	$5,143
M&T Bank
Senior notes (fixed rate)	2028	4.70% - 4.76%	$1,946	$3,745
Advances from FHLB (variable rate)	—	—	—	2,000
Advances from FHLB (fixed rate)	2026 - 2039	0.00% - 5.98%	3	4
Subordinated notes (fixed rate)	2027	3.40%	489	474
Asset-backed notes (fixed and variable rate) (c)	2026 - 2032	4.70% - 5.74%	1,730	1,229
Other	2027	4.38%	10	10
			4,178	7,462
			$10,911	$12,605
__________________________________________________________________________________
(a)As of December 31, 2025.
(b)Terms generally convert to variable rate in the final year before maturity, at which time the notes are redeemable at par.
(c)Represents weighted-average stated rates determined at the individual securitization level.
The Junior Subordinated Debentures are held by various trusts and were issued in connection with the issuance by those trusts of Preferred Capital Securities and Common Securities. The proceeds from the issuances of the Preferred Capital Securities and the Common Securities were used by the trusts to purchase the Junior Subordinated Debentures. The Common Securities of each of those trusts are wholly owned by M&T and are the only class of each trust’s securities possessing general voting powers. The Preferred Capital Securities represent preferred undivided interests in the assets of the corresponding trust. Under the Federal Reserve’s risk-based capital guidelines, the Preferred Capital Securities qualify for inclusion in Tier 2 regulatory capital. Holders of the Preferred Capital Securities receive preferential cumulative cash distributions unless M&T exercises its right to extend the payment of interest on the Junior Subordinated Debentures as allowed by the terms of each such debenture, in which case payment of distributions on the respective Preferred Capital Securities will be deferred for comparable periods. During an extended interest period, M&T may not pay dividends or distributions on, or repurchase, redeem or acquire any shares of its capital stock. In general, the agreements governing the Preferred Capital Securities, in the aggregate, provide a full, irrevocable and unconditional guarantee by M&T of the payment of distributions on, the redemption of, and any liquidation distribution with respect to the Preferred Capital Securities. The obligations under such guarantee and the Preferred Capital Securities are subordinate and junior in right of payment to all senior indebtedness of M&T. In 2025 and 2024, the Company redeemed $34 million and $130 million, respectively, par value of Junior Subordinated Debentures prior to their stated maturity dates. The early redemptions resulted in a loss of $3 million and $20 million in 2025 and 2024, respectively, which were included in Other costs of operations in the Consolidated Statement of Income.

Asset-backed notes represent the senior-most notes issued in securitization transactions that are secured by equipment finance loans and leases or automobile loans which were sold into special purpose trusts. Further information concerning these asset securitizations and the amounts of loans collateralizing the asset-back notes is included in note 4 and note 18, respectively.
Long-term borrowings at December 31, 2025 mature as follows:

(Dollars in millions)
Year ending December 31:
2026	$15
2027	992
2028	2,553
2029	1,803
2030	411
Later years	5,137
$10,911
9.Shareholders’ equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of December 31, 2025 and 2024 is presented below:

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
	December 31,						December 31,		Year Ended December 31,
Series	2025	2024					2025	2024	2025	2024	2023
Series E (a)	—	—	$1,000	—	—	—%	$—	$—	$—	$62.58	$64.50
Series F (b)	50,000	50,000	10,000	10/28/2016	11/1/2026	5.125	500	500	512.50	512.50	512.50
Series G (c)	40,000	40,000	10,000	7/30/2019	8/1/2024	7.304	400	400	730.40	556.16	500.00
Series H (d)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	1.41	1.41	1.41
Series I (e)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	350.00	350.00	350.00
Series J (f)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	750.00	441.67	—
Series K (g)	45,000	—	10,000	10/31/2025	12/15/2030	6.350	440	—	79.38	—	—
Total	10,260,000	10,215,000					$2,834	$2,394
__________________________________________________________________________________
(a)On August 15, 2024, M&T redeemed all outstanding shares of the Series E Preferred Stock.
(b)Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 378 basis points.
(c)Dividends were paid semi-annually at a rate of 5.0% through July 31, 2024. On August 1, 2024, the dividend rate reset at 7.304%. M&T redeemed all outstanding shares of the Series G Preferred Stock on February 1, 2026.
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
(g)Dividends, if declared, are paid quarterly at a rate of 6.35%.

10.Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At December 31, 2025 and 2024, the Company had $75 million and $72 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are classified in Accrued interest and other assets in the Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At December 31, 2025 and 2024, the Company had deferred revenue of $54 million and $57 million, respectively, related to the sources in the accompanying tables recorded in Accrued interest and other liabilities in the Consolidated Balance Sheet. The following table summarizes sources of the Company’s noninterest income during 2025, 2024 and 2023 that are subject to the revenue recognition guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Year Ended December 31, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$177	$373	$1	$551
Trust income	4	—	720	724
Brokerage services income	6	—	125	131
Other revenues from operations:
Merchant discount and credit card interchange fees	75	98	—	173
Other	40	30	8	78
	$302	$501	$854	$1,657

Year Ended December 31, 2024
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$160	$353	$1	$514
Trust income	3	—	672	675
Brokerage services income	6	—	115	121
Other revenues from operations:
Merchant discount and credit card interchange fees	74	88	—	162
Other	29	30	10	69
	$272	$471	$798	$1,541

Year Ended December 31, 2023
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$144	$330	$1	$475
Trust income	2	—	678	680
Brokerage services income	6	—	96	102
Other revenues from operations:
Merchant discount and credit card interchange fees	77	84	—	161
Other	28	30	8	66
	$257	$444	$783	$1,484

11.Stock-based compensation plans
The Company’s equity incentive compensation plan allows for the issuance of various forms of stock-based compensation, including stock options, restricted stock and restricted stock units, including performance-based awards. Stock-based awards granted to employees generally vest over 3 years. At December 31, 2025, there were 2,459,959 shares available for future grant under the Company’s equity incentive compensation plan.
Stock-based awards
Select information on employee stock-based compensation plans is summarized in the following table.

(Dollars in millions)	2025	2024	2023
Stock-based compensation expense (a)	$136	$116	$118
Income tax benefits recognized	30	25	24
Cash received from exercised stock options	19	138	32
Fair value of stock-based awards granted	143	141	124
Intrinsic value of vested restricted stock and restricted stock units and exercised stock options	114	134	96
__________________________________________________________________________________
(a)    Unrecognized stock-based compensation expense of $53 million at December 31, 2025 is expected to be recognized over a weighted-average period of approximately one year.
A summary of restricted stock and restricted stock unit activity follows:

	Restricted Stock Units Outstanding	Weighted- Average Grant Price	Restricted Stock Outstanding	Weighted- Average Grant Price
Unvested at January 1, 2025	1,544,038	$148.33	10,612	$164.66
Granted	682,806	201.22	—	—
Vested	(664,436)	154.95	(10,612)	164.66
Cancelled	(57,412)	168.18	—	—
Unvested at December 31, 2025 (a)	1,504,996	168.64	—	—
__________________________________________________________________________________
(a)Includes 451,243 of performance-based awards at December 31, 2025.
Stock options granted to employees are generally exercisable over terms not exceeding ten years and one day. A summary of stock option activity follows:

		Weighted-Average
	Stock Options Outstanding	Exercise Price	Life (In years)	Aggregate Intrinsic Value (In millions)
Outstanding at January 1, 2025	960,833	$156.30
Granted	74,753	201.24
Exercised	(189,300)	145.88
Cancelled/Expired	(8,811)	165.35
Outstanding at December 31, 2025	837,475	162.57	5.6	$32,584
Exercisable at December 31, 2025	620,296	$161.99	4.7	$24,497

Stock purchase plan
The stock purchase plan provides eligible employees of the Company with the right to purchase shares of M&T common stock at a discount through accumulated payroll deductions. As of December 31, 2025, there were 1,807,347 shares available for issuance under the plan. In connection with the employee stock purchase plan, shares of M&T common stock issued were 64,316 in 2025, 100,964 in 2024 and 90,575 in 2023. M&T received cash for shares purchased through the employee stock purchase plan of $12 million in 2025 and $13 million in each of 2024 and 2023.
Deferred bonus plan
The Company provided a deferred bonus plan pursuant to which eligible employees could elect to defer all or a portion of their annual incentive compensation awards and allocate such awards to several investment options, including M&T common stock. The deferred bonus plan was frozen effective January 1, 2010 and did not allow any additional deferrals after that date. Participants could elect the timing of distributions from the plan. Such distributions are payable in cash with the exception of balances allocated to M&T common stock which are distributable in the form of M&T common stock. Shares of M&T common stock distributable pursuant to the terms of the deferred bonus plan were 7,710 and 9,831 at December 31, 2025 and 2024, respectively.
Directors’ stock compensation programs
The Company maintains compensation programs for members of the Company’s boards of directors and its regional director advisory councils that provides for a portion of their compensation to be received in shares or restricted stock units. In 2025 and 2024, 17,105 and 22,990 shares, respectively, were granted under such programs.
Through acquisitions, the Company assumed obligations to issue shares of M&T common stock related to deferred directors' compensation plans. Shares of common stock distributable under such plans were 194 and 1,811 at December 31, 2025 and 2024, respectively.
12.Pension plans and other postretirement benefits
The Company provides pension and other postretirement benefit plans (including health care and life insurance benefits) to eligible retired employees. The Company uses a December 31 measurement date for all of its plans.
Net periodic pension and net other postretirement benefits expenses for defined benefit plans consisted of the following:

	Pension Benefits			Other Postretirement Benefits
(Dollars in millions)	Year Ended December 31,			Year Ended December 31,
Net periodic pension (benefit)/cost	2025	2024	2023	2025	2024	2023
Service cost	$9	$10	$11	$1	$1	$2
Interest cost on benefit obligation	105	114	115	3	3	3
Expected return on plan assets	(184)	(200)	(201)	—	—	—
Amortization of prior service credit	—	—	—	(2)	(2)	(2)
Amortization of net actuarial gain	(3)	(2)	(2)	(3)	(3)	(3)
Settlement gain	(8)	(12)	—	—	—	—
Net periodic benefit	$(81)	$(90)	$(77)	$(1)	$(1)	$—

Service cost is reflected in Salaries and employee benefits and the other components of net periodic benefit cost are reflected in Other costs of operations in the Consolidated Statement of Income. In 2025, the Company recognized an $8 million settlement gain resulting from the purchase of annuities for certain plan participants in the Company's defined benefit pension plan. In 2024, the Company recognized a $12 million settlement gain associated with the solicited election of certain participants in the Company's defined benefit pension plan to accept a lump-sum distribution in lieu of future retirement benefit payments. Those transactions reduced each of the plan's assets and its benefit obligations by $263 million in 2025 and $171 million in 2024.
Data relating to the funding position of the defined benefit plans were as follows:

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	2025	2024	2025	2024
Change in benefit obligation:
Benefit obligation at beginning of year	$2,042	$2,369	$51	$57
Service cost	9	10	1	1
Interest cost	105	114	3	3
Plan participants’ contributions	—	—	—	—
Actuarial (gain) loss	47	(132)	2	(7)
Settlements paid	(263)	(171)	—	—
Benefits paid	(146)	(148)	(3)	(3)
Benefit obligation at end of year (a)	1,794	2,042	54	51
Change in plan assets:
Fair value of plan assets at beginning of year	3,208	3,145	—	—
Actual return on plan assets	199	366	—	—
Employer contributions	15	16	2	2
Plan participants’ contributions	—	—	1	1
Settlements paid	(263)	(171)	—	—
Benefits paid	(146)	(148)	(3)	(3)
Fair value of plan assets at end of year	3,013	3,208	—	—
Funded status	$1,219	$1,166	$(54)	$(51)
Prepaid asset recognized in the Consolidated Balance Sheet	$1,346	$1,298	$—	$—
Accrued liability recognized in the Consolidated Balance Sheet	(127)	(132)	(54)	(51)
Net accrued asset (liability) recognized in the Consolidated Balance Sheet	$1,219	$1,166	$(54)	$(51)
Amounts recognized in accumulated other comprehensive income:
Net loss	$(50)	$(93)	$(36)	$(41)
Net prior service cost	—	—	5	3
Pre-tax adjustment to accumulated other comprehensive income	(50)	(93)	(31)	(38)
Taxes	13	23	7	10
Net adjustment to accumulated other comprehensive income	$(37)	$(70)	$(24)	$(28)
__________________________________________________________________________________
(a)The Company has an unfunded supplemental pension plan for certain key executives and others. The projected benefit obligation and accumulated benefit obligation included in the table related to such plan were $127 million as of December 31, 2025 and $132 million as of December 31, 2024.

GAAP requires an employer to recognize in its balance sheet as an asset or liability the overfunded or underfunded status of a defined benefit postretirement plan, measured as the difference between the fair value of plan assets and the benefit obligation. For a pension plan, the benefit obligation is the projected benefit obligation; for any other postretirement benefit plan, such as a retiree health care plan, the benefit obligation is the accumulated postretirement benefit obligation. Gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit expense, are recognized as a component of other comprehensive income. Amortization of net gains and losses is included in annual net periodic benefit expense if, as of the beginning of the year, the net gain or loss exceeds 10% of the greater of the benefit obligation or the market-related fair value of the plan assets. The net loss in 2025 was mainly the result of a decrease to the assumed discount rate used to value plan liabilities. The table below reflects the changes in plan assets and benefit obligations recognized in other comprehensive income related to the Company’s postretirement benefit plans.

(Dollars in millions)	Pension Plans	Other Postretirement Benefit Plans	Total
2025
Net loss	$32	$2	$34
Amortization of prior service credit	—	2	2
Amortization of actuarial gain	3	3	6
Settlement gain	8	—	8
Total recognized in other comprehensive income, pre-tax	$43	$7	$50
2024
Net gain	$(298)	$(7)	$(305)
Amortization of prior service credit	—	2	2
Amortization of actuarial gain	2	3	5
Settlement gain	12	—	12
Total recognized in other comprehensive income, pre-tax	$(284)	$(2)	$(286)

Assumptions
The assumed weighted-average rates used to determine benefit obligations at December 31 were:

	Pension Benefits		Other Postretirement Benefits
	2025	2024	2025	2024
Discount rate	5.25%	5.50%	5.25%	5.50%
Rate of increase in future compensation levels	3.30	3.30	—	—
The assumed weighted-average rates used to determine net benefit expense for the years ended December 31 were:

	Pension Benefits			Other Postretirement Benefits
	2025	2024	2023	2025	2024	2023
Discount rate	5.46%	5.02%	5.00%	5.50%	5.00%	5.00%
Long-term rate of return on plan assets	6.00	6.23	6.25	—	—	—
Rate of increase in future compensation levels	3.30	3.32	3.33	—	—	—
The discount rate used by the Company to determine the present value of the Company’s future benefit obligations reflects specific market yields for a hypothetical portfolio of highly rated corporate bonds that would produce cash flows similar to the Company’s benefit plan obligations and the level of market interest rates in general as of the year-end.
The expected long-term rate of return assumption as of each measurement date was developed through analysis of historical market returns, current market conditions, anticipated future asset allocations and expectations on potential future market returns. The expected rate of return assumption represents a long-term average view of the performance of the plan assets, a return that may or may not be achieved during any one calendar year.
The Company’s defined benefit pension plan is sensitive to the long-term rate of return on plan assets and the discount rate. To demonstrate the sensitivity of the net periodic pension benefit for 2025 to changes in these assumptions, with all other assumptions held constant, 25 basis-point increases in: the rate of return on plan assets would have resulted in an increase in the net periodic pension benefit of approximately $8 million; and the discount rate would have resulted in a decrease in net periodic pension benefit of approximately $1 million. Decreases of 25 basis points in those assumptions would have resulted in similar changes in amount, but in the opposite direction from the changes presented in the preceding sentence. Additionally, an increase of 25 basis points in the discount rate would have decreased the benefit obligation by $43 million and a decrease of 25 basis points in the discount rate would have increased the benefit obligation by $45 million at December 31, 2025.
For measurement of other postretirement benefits, a 6.75% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2025. The rate was assumed to decrease to 5.00% over eight years.

Plan assets
The Company’s policy is to invest the pension plan assets in a prudent manner for the purpose of providing benefit payments to participants and mitigating reasonable expenses of administration. The Company’s investment strategy is designed to provide a total return that, over the long-term, places an emphasis on the preservation of capital for satisfaction of the plan's benefit obligations. The strategy attempts to minimize changes in the plan's funded status and maximize investment returns on assets at a level of risk deemed appropriate by the Company while complying with applicable regulations and laws. The investment strategy utilizes liability hedging and asset diversification as a principal determinant for establishing an appropriate risk profile while emphasizing total return realized from capital appreciation, dividends and interest income. Assets are managed by a combination of internal and external investment managers. Returns on invested assets are periodically compared with target market indices for each asset type to aid management in evaluating such returns. Furthermore, management regularly reviews the investment policy and may, if deemed appropriate, make changes to target investment allocations. The fair values of the Company’s pension plan assets at December 31, 2025 and 2024, by asset category, were as follows:

	Target Allocations (a)		Fair Value Measurement of Plan Assets (b)
(Dollars in millions)	Minimum	Maximum	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Asset category:
Money-market investments	—%	10%	$48	$21	$27	$—
Equity securities (c)	15	40	537	537	—	—
Debt securities (d)	30	65	1,361	529	832	—
Other	8	45	465	197	258	10
Investments measured at net asset value (e)			602	—	—	—
Total			$3,013	$1,284	$1,117	$10

December 31, 2024
Asset category:
Money-market investments	5%	60%	$76	$50	$26	$—
Equity securities (c)	25	60	1,355	1,355	—	—
Debt securities (d)	10	65	949	425	524	—
Other	5	60	353	198	145	10
Investments measured at net asset value (e)			475	—	—	—
Total			$3,208	$2,028	$695	$10
__________________________________________________________________________________
(a)Target allocations could be more or less than the above general guidelines based on market conditions at the time and actions taken or recommended by the investment managers providing advice to the Company.
(b)No investment in securities of a non-U.S. Government or government agency issuer exceeded ten percent of plan assets at each of December 31, 2025 and 2024.
(c)This category is comprised of equities in companies within the small-cap, mid-cap and large-cap sectors of the U.S. economy and range across diverse industries as well as equities in companies primarily within the mid-cap and large-cap sectors of international markets mainly in developed and emerging markets in Europe and the Pacific Rim.
(d)This category is comprised of investment grade bonds of U.S. issuers from diverse industries, mortgage-backed securities guaranteed by the government agencies and U.S. Treasury securities through individual securities and mutual funds with holdings across industries.
(e)Certain real estate partnerships, private equity, debt and hedge fund investments that were measured at fair value using the net asset value per share (or its equivalent) practical expedient have not been classified in the fair value hierarchy.

The Company makes contributions to its qualified defined benefit pension plan as required by government regulation or as deemed appropriate by management after considering factors such as the fair value of plan assets, expected returns on such assets and the present value of benefit obligations of the plan. The Company is not required to make contributions to the qualified defined benefit plan in 2026, however, subject to the impact of actual events and circumstances that may occur in 2026, the Company may make contributions, but the amount of any such contributions has not been determined. The Company regularly funds the payment of benefit obligations for the supplemental defined benefit pension and postretirement benefit plans because such plans do not hold assets for investment. Payments for supplemental pension and other postretirement benefits for 2026 are not expected to differ from those made in 2025 by an amount that will be material to the Company’s consolidated financial position.
Estimated benefits expected to be paid in future years related to the Company’s defined benefit pension and other postretirement benefits plans are as follows:

(Dollars in millions)	Pension Benefits	Other Postretirement Benefits
Year ending December 31:
2026	$128	$4
2027	130	4
2028	133	4
2029	134	4
2030	135	4
2031 through 2035	669	18
The Company also provides a qualified defined contribution pension plan to eligible employees who were not participants in the defined benefit pension plan as of December 31, 2005 and to other employees who have elected to participate in the defined contribution plan. The Company makes contributions to the defined contribution plan each year in an amount that is based on an individual participant’s total compensation (generally defined as total wages, incentive compensation, commissions and bonuses) and years of service. Company contributions to the plan are discretionary for participants for which eligibility occurred after January 1, 2020. Participants do not contribute to the defined contribution pension plan. Pension expense recorded in 2025, 2024 and 2023 associated with the defined contribution pension plan was $56 million, $62 million and $56 million, respectively.
The Company has a retirement savings plan that is a defined contribution plan in which eligible employees of the Company may defer up to 50% of qualified compensation via contributions to the plan. The retirement savings plan provides for employer matching contributions of 100% of an employee's qualified compensation up to 5%. Employees’ accounts, including employee contributions, employer matching contributions and accumulated earnings thereon, are at all times fully vested and nonforfeitable. Employee benefits expense resulting from the Company’s contributions to the retirement savings plan totaled $107 million, $100 million and $96 million in 2025, 2024 and 2023, respectively.

13.Income taxes
The Company files a consolidated federal income tax return reflecting taxable income earned by all domestic subsidiaries. The components of income tax expense were as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Current:
Federal	$481	$394	$577
State and local	190	169	228
Foreign	2	5	3
Total current	673	568	808
Deferred:
Federal	(17)	(21)	(63)
State and local	(1)	(6)	(33)
Foreign	—	—	(1)
Total deferred	(18)	(27)	(97)
Amortization of investments in partnerships under proportional amortization method	186	181	167
Total income taxes	$841	$722	$878
Total income taxes differed from the amount computed by applying the statutory federal income tax rate to pre-tax income as follows:

	Year Ended December 31,
	2025		2024		2023
(Dollars in millions)	Amount	Percent	Amount	Percent	Amount	Percent
Federal at statutory rate	$775	21.0%	$695	21.0%	$760	21.0%
State and local income taxes, net of federal benefit (a)	153	4.1	136	4.1	161	4.5
Foreign tax effects	1	.1	2	.1	—	—
Tax credits:
Investments in partnerships under proportional amortization method, net	(36)	-1.0	(38)	-1.2	(26)	-.8
Other	(23)	-.6	(24)	-.7	(1)	—
Nontaxable or nondeductible items:
Tax-exempt income	(48)	-1.3	(53)	-1.6	(51)	-1.4
Other	24	.7	28	.8	34	1.0
Other adjustments	(5)	-.2	(24)	-.7	1	—
Total income taxes	$841	22.8%	$722	21.8%	$878	24.3%
__________________________________________________________________________________
(a)State and local income taxes for New York State, New York City, New Jersey and Maryland comprised greater than 50 percent of the amounts in this category.

Income taxes paid by jurisdiction were as follows:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Federal	$347	$89	$264
State and local:
New York State	35	38	51
New York City	29	16	28
New Jersey	21	10	17
Maryland	21	17	22
Other	74	64	67
Foreign	2	2	3
Total cash taxes paid	$529	$236	$452
The Company believes that it is more likely than not that the deferred tax assets will be realized through taxable earnings or alternative tax strategies. Deferred tax assets (liabilities) were comprised of the following at December 31:

(Dollars in millions)	2025	2024	2023
Deferred tax assets:
Losses on loans and other assets	$681	$671	$686
Operating lease liabilities	164	170	182
Postretirement and other employee benefits	68	63	47
Incentive and other compensation plans	39	36	30
Unrealized losses	—	52	64
Interest on loans	18	28	42
Losses on cash flow hedges	—	34	52
Stock-based compensation	49	49	54
Depreciation and amortization	30	—	—
Other	107	139	153
Gross deferred tax assets	1,156	1,242	1,310
Deferred tax liabilities (a):
Retirement benefits	(317)	(304)	(198)
Leases	(142)	(150)	(171)
Right-of-use assets	(139)	(147)	(165)
Depreciation and amortization	—	(56)	(157)
Capitalized servicing rights	(23)	(36)	(38)
Unrealized gains	(53)	—	—
Gains on cash flow hedges	(23)	—	—
Other	(70)	(68)	(59)
Gross deferred tax liabilities	(767)	(761)	(788)
Net deferred tax asset	$389	$481	$522
__________________________________________________________________________________
(a)In prior years, applicable federal tax law allowed certain financial institutions the option of deducting as bad debt expense for tax purposes amounts in excess of actual losses. In accordance with GAAP, such financial institutions were not required to provide deferred income taxes on such excess. Recapture of the excess tax bad debt reserve established under the previously allowed method will result in taxable income if M&T Bank fails to maintain bank status as defined in the Internal Revenue Code or charges are made to the reserve for other than bad debt losses. At December 31, 2025, M&T Bank’s tax bad debt reserve for which no federal income taxes have been provided was $137 million. No actions are planned that would cause this reserve to become wholly or partially taxable.

A reconciliation of the beginning and ending amount of unrecognized tax benefits follows:

(Dollars in millions)	Federal, State and Local Tax	Accrued Interest	Unrecognized Income Tax Benefits
Gross unrecognized tax benefits at January 1, 2023	$30	$8	$38
Increases as a result of tax positions taken in prior years	5	1	6
Decreases as a result of tax positions taken in prior years	(13)	(3)	(16)
Gross unrecognized tax benefits at December 31, 2023	22	6	28
Increases as a result of tax positions taken in prior years	13	7	20
Decreases as a result of tax positions taken in prior years	(10)	(2)	(12)
Gross unrecognized tax benefits at December 31, 2024	25	11	36
Increases as a result of tax positions taken in prior years	14	1	15
Decreases as a result of tax positions taken in prior years	(4)	(2)	(6)
Gross unrecognized tax benefits at December 31, 2025	$35	$10	$45
Less: Federal, state and local income tax benefits			(7)
Net unrecognized tax benefits at December 31, 2025 that, if recognized, would impact the effective income tax rate			$38
The Company’s policy is to recognize interest and penalties, if any, related to unrecognized tax benefits in Income taxes in the Consolidated Statement of Income. The Company’s federal, state and local income tax returns are routinely subject to examinations from various governmental taxing authorities. Such examinations may result in challenges to the tax return treatment applied by the Company to specific transactions. Management believes that the assumptions and judgment used to record tax-related assets or liabilities have been appropriate. Should determinations rendered by tax authorities ultimately indicate that management’s assumptions were inappropriate, the result and adjustments required could have a material effect on the Company’s results of operations. Examinations by the Internal Revenue Service of the Company’s federal income tax returns have been largely concluded through 2024, although under statute the income tax returns from 2021 through 2024 could be adjusted. The Company also files income tax returns in nearly all fifty states and numerous local jurisdictions. Substantially all material state and local matters have been concluded for years through 2018. It is not reasonably possible to estimate when examinations for any subsequent years will be completed.

14.Earnings per common share
The computations of basic earnings per common share follow:

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2023
Income available to common shareholders:
Net income	$2,851	$2,588	$2,741
Less: Preferred stock dividends	(146)	(134)	(100)
Net income available to common equity	2,705	2,454	2,641
Less: Income attributable to unvested stock-based compensation awards	(6)	(5)	(5)
Net income available to common shareholders	$2,699	$2,449	$2,636
Weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	158,198	166,806	166,662
Less: Unvested stock-based compensation awards	(323)	(327)	(301)
Weighted-average shares outstanding	157,875	166,479	166,361

Basic earnings per common share	$17.10	$14.71	$15.85
The computations of diluted earnings per common share follow:

	Year Ended December 31,
(Dollars in millions, except per share, shares in thousands)	2025	2024	2023
Net income available to common equity	$2,705	$2,454	$2,641
Less: Income attributable to unvested stock-based compensation awards	(6)	(5)	(5)
Net income available to common shareholders	$2,699	$2,449	$2,636
Adjusted weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	158,198	166,806	166,662
Less: Unvested stock-based compensation awards	(323)	(327)	(301)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	916	840	641
Adjusted weighted-average shares outstanding	158,791	167,319	167,002

Diluted earnings per common share	$17.00	$14.64	$15.79
Stock-based compensation awards to purchase common stock of M&T representing common shares of 0.1 million in 2025, 0.8 million in 2024 and 1.8 million in 2023 were not included in the computations of diluted earnings per common share because the effect on those years would have been antidilutive.

15.Comprehensive income
The following tables display the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net Amount
Balance — January 1, 2025	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	414	—	—	—	414		(105)	309
Unrealized gains, net	—	110	—	—	110		(28)	82
Current year benefit plans losses	—	—	(34)	—	(34)		9	(25)
Other	—	—	—	3	3		(1)	2
Total other comprehensive income (loss) before reclassifications	414	110	(34)	3	493		(125)	368
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net gains realized in net income	(1)	—	—	—	(1)	(a)	—	(1)
Net yield adjustment from cash flow hedges currently in effect	—	115	—	—	115	(b)	(29)	86
Amortization of prior service credit and actuarial gains	—	—	(8)	—	(8)	(c)	2	(6)
Settlement gain	—	—	(8)	—	(8)	(c)	2	(6)
Total other comprehensive income (loss)	413	225	(50)	3	591		(150)	441
Balance — December 31, 2025	$208	$90	$81	$(7)	$372		$(95)	$277

Balance — January 1, 2024	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	31	—	—	—	31		(8)	23
Unrealized losses, net	—	(296)	—	—	(296)		77	(219)
Current year benefit plans gains	—	—	305	—	305		(78)	227
Other	—	—	—	(3)	(3)		1	(2)
Total other comprehensive income (loss) before reclassifications	31	(296)	305	(3)	37		(8)	29
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net losses realized in net income	15	—	—	—	15	(a)	(4)	11
Net yield adjustment from cash flow hedges currently in effect	—	364	—	—	364	(b)	(95)	269
Amortization of prior service credit and actuarial gains	—	—	(7)	—	(7)	(c)	2	(5)
Settlement gain	—	—	(12)	—	(12)	(c)	3	(9)
Total other comprehensive income (loss)	46	68	286	(3)	397		(102)	295
Balance — December 31, 2024	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
__________________________________________________________________________________
(a)Included in Gain (loss) on bank investment securities in the Consolidated Statement of Income.
(b)Included in Interest income in the Consolidated Statement of Income.
(c)Included in Other costs of operations in the Consolidated Statement of Income.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net Amount
Balance — January 1, 2023	$(444)	$(337)	$(273)	$(12)	$(1,066)		$276	$(790)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	193	—	—	—	193		(51)	142
Unrealized losses, net	—	(116)	—	—	(116)		30	(86)
Current year benefit plans gains	—	—	125	—	125		(33)	92
Other	—	—	—	5	5		(1)	4
Total other comprehensive income (loss) before reclassifications	193	(116)	125	5	207		(55)	152
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	250	—	—	250	(b)	(66)	184
Amortization of prior service credit and actuarial gains	—	—	(7)	—	(7)	(c)	2	(5)
Total other comprehensive income (loss)	193	134	118	5	450		(119)	331
Balance — December 31, 2023	$(251)	$(203)	$(155)	$(7)	$(616)		$157	$(459)
__________________________________________________________________________________
(a)Included in Gain (loss) on bank investment securities in the Consolidated Statement of Income.
(b)Included in Interest income in the Consolidated Statement of Income.
(c)Included in Other costs of operations in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net consisted of the following:

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance at January 1, 2023	$(329)	$(249)	$(202)	$(10)	$(790)
Net gain during 2023	142	98	87	4	331
Balance at December 31, 2023	(187)	(151)	(115)	(6)	(459)
Net gain (loss) during 2024	34	50	213	(2)	295
Balance at December 31, 2024	(153)	(101)	98	(8)	(164)
Net gain (loss) during 2025	308	168	(37)	2	441
Balance at December 31, 2025	$155	$67	$61	$(6)	$277
16.Other income and other expense
The following items, which exceeded 1% of total interest income and other income in the respective period, were included in either Other revenues from operations or Other costs of operations in the Consolidated Statement of Income:

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Other revenues from operations:
Credit-related fee income	$183	$162	$151
Gain on divestiture of CIT			225
Other costs of operations:
Amortization of capitalized servicing rights	133	139	131

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
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument those agreements were intended to hedge follows:

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$6,100	4.8	3.56%	4.02%	$(9)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	24,900	1.3	3.63	3.81	(6)
Total	$31,000	2.0			$(15)
December 31, 2024
Fair value hedges:
Fixed rate long-term borrowings (b) (f)	$5,350	5.9	3.55%	4.71%	$(2)
Fixed rate investment securities available for sale (c)	15	0.1	4.84	4.36	—
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (g)	30,819	1.6	3.41	4.47	1
Total	$36,184	2.2			$(1)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $6 million and $153 million at December 31, 2025 and 2024, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of gains of $96 million and of losses of $136 million at December 31, 2025 and 2024, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Under the terms of these agreements, the Company receives settlement amounts at a variable rate and pays at a fixed rate.
(d)Includes notional amount and terms of $1.8 billion of forward-starting interest rate swap agreements that become effective in 2026.
(e)Includes notional amount and terms of $9.7 billion of forward-starting interest rate swap agreements that become effective in 2026 and 2027.
(f)Includes notional amount and terms of $3.4 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.
(g)Includes notional amount and terms of $10.0 billion of forward-starting interest rate swap agreements that become effective in 2025 and 2026.

The notional amount of interest rate swap agreements entered into for risk management purposes that were outstanding at December 31, 2025 mature as follows:

(Dollars in millions)
Year ending December 31:
2026	$10,200
2027	10,100
2028	7,100
2029	—
2030	750
Later years	2,850
$31,000
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
As described in note 6, effective January 1, 2026 the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value. In preparation for this election, on December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate derivative contracts with a total notional value of $1.6 billion.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $43.0 billion and $40.5 billion at December 31, 2025 and 2024, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $2.4 billion and $1.6 billion at December 31, 2025 and 2024, respectively.

Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows:

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$—	$2	$15	$3
Commitments to sell real estate loans	1	4	1	—
	1	6	16	3
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	17	4	21	32
Commitments to sell real estate loans	24	39	6	—
Interest rate contracts	13	—	2	—
	54	43	29	32
Other:
Interest rate contracts (b)	173	185	394	769
Foreign exchange and other option and futures contracts	17	21	15	18
	190	206	409	787
Total derivatives	$245	$255	$454	$822
__________________________________________________________________________________
(a)Asset derivatives are included in Accrued interest and other assets and liability derivatives are included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at December 31, 2025 and 2024 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $341 million and $686 million, respectively, and in a liability position of $32 million and $15 million, respectively.

	Amount of Gain (Loss) Recognized
	Year Ended December 31,
	2025		2024		2023
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$139	$(139)	$(111)	$111	$22	$(21)
Fixed rate investment securities available for sale (b)			—	—
Total	$139	$(139)	$(111)	$111	$22	$(21)
Derivatives not designated as hedging instruments
Interest rate contracts (c)	$34		$15		$31
Foreign exchange and other option and futures contracts (c)	15		21		15
Total	$49		$36		$46
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Reported as an adjustment to Interest income in the Company's Consolidated Statement of Income.
(c)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	December 31, 2025	December 31, 2024	December 31, 2025	December 31, 2024
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$6,072	$5,184	$(16)	$(155)
Investment securities available for sale	—	381	—	—
The net effect of interest rate swap agreements was to decrease net interest income by $154 million in 2025, $414 million in 2024 and $302 million in 2023. The amount of interest income recognized in the Company's Consolidated Statement of Income associated with derivatives designated as cash flow hedges was a decrease of $115 million for 2025, $364 million for 2024 and $250 million for 2023. As of December 31, 2025, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $90 million, of which gains of $12 million, $54 million and $24 million relate to interest rate swap agreements maturing in 2026, 2027 and 2028, respectively.
The Company predominantly clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $224 million and $257 million at December 31, 2025 and 2024, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
The Company does not offset derivative asset and liability positions in its consolidated financial statements. The Company’s exposure to credit risk by entering into derivative contracts is mitigated through master netting agreements and collateral posting or settlement requirements. Master netting agreements covering interest rate and foreign exchange contracts with the same party include a right to set-off that becomes enforceable in the event of default, early termination or under other specific conditions. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and may contain illiquid cross-collateral provisions with customer credit facilities.

Information about master netting agreements and collateral postings related to the derivative instruments in the Company's Consolidated Balance Sheet follows:

	Fair Value Amount in Consolidated Balance Sheet	Master Netting Agreements	Collateral (a)	Net Amount
(Dollars in millions)
December 31, 2025
Derivative assets
Clearinghouse settlements (b)	$8	$—	$—	$8
Subject to master netting agreements	98	(33)	(49)	16
Not subject to master netting agreements	139	—	—	139
Total	$245	$(33)	$(49)	$163
Derivative liabilities
Clearinghouse settlements (b)	$16	$—	$—	$16
Subject to master netting agreements	38	(33)	(7)	(2)
Not subject to master netting agreements	400	—	(1)	399
Total	$454	$(33)	$(8)	$413

December 31, 2024
Derivative assets
Clearinghouse settlements (b)	$3	$—	$—	$3
Subject to master netting agreements	157	(12)	(157)	(12)
Not subject to master netting agreements	95	—	(2)	93
Total	$255	$(12)	$(159)	$84
Derivative liabilities
Clearinghouse settlements (b)	$3	$—	$—	$3
Subject to master netting agreements	13	(12)	—	1
Not subject to master netting agreements	806	—	—	806
Total	$822	$(12)	$—	$810
__________________________________________________________________________________
(a)Collateral column only includes posting of cash and investment securities and excludes initial margin amounts posted to clearinghouses.
(b)The fair value of derivative assets and derivative liabilities subject to clearinghouse settlements are presented net of the variation margin payments in the Consolidated Balance Sheet.
18.Variable interest entities and asset securitizations
The Company’s securitization activities include securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. Additionally, M&T Bank and its subsidiaries have issued asset-backed notes secured by either equipment finance loans and leases or by automobile loans. Those loans and leases were sold into special purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in those securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. Assets held in each special purpose trust may only be used to settle the respective obligations of the asset-backed notes issued by that trust and the holders of the asset-backed notes have no recourse to the Company. The outstanding balances of those asset-backed notes issued to third party investors are included in Long-term borrowings in the Company's Consolidated Balance Sheet.

Information about the asset-backed notes issued to investors and the respective special purpose trust at December 31, 2025 and 2024 are included in the following table:

(Dollars in millions)		December 31, 2025				December 31, 2024
Issue Date	Collateral Type	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors	Weighted-Average Life (In years)	Weighted-Average Rate	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors
August 2023	Equipment finance loans and leases	$244	$141	0.6	5.74%	$416	$297
March 2024	Automobile loans	252	239	1.2	5.21	383	371
August 2024	Equipment finance loans and leases	483	396	1.4	4.85	691	561
February 2025	Automobile loans	529	513	1.5	4.70	—	—
May 2025	Equipment finance loans and leases	546	441	1.8	4.76	—	—
			$1,730				$1,229
As also described in note 8, M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of December 31, 2025 and 2024, the Company included the Junior Subordinated Debentures as Long-term borrowings in the Consolidated Balance Sheet and recognized $16 million and $17 million, respectively, in Accrued interest and other assets for its "investment" in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.7 billion and $10.5 billion at December 31, 2025 and 2024, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table:

	December 31,
(Dollars in millions)	2025	2024
Affordable housing projects:
Carrying amount (a)	$1,867	$1,384
Amount of future funding commitments included in carrying amount (b)	889	467
Contingent commitments	109	69
Renewable energy:
Carrying amount (a)	67	135
Amount of future funding commitments included in carrying amount (b)	66	46
Other:
Carrying amount (a)	33	37
Amount of future funding commitments included in carrying amount (b)	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $36 million (net of $186 million of investment amortization), $38 million (net of $181 million of investment amortization) and $26 million (net of $167 million of investment amortization) in 2025, 2024 and 2023, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at December 31, 2025 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $28 million, $34 million and $33 million in 2025, 2024 and 2023, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of December 31, 2025 was $2.3 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
19.Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. The Company has not made any fair value elections at December 31, 2025. Effective January 1, 2026 the Company has elected to account for its residential mortgage loan servicing right assets at fair value. Further information about this election is included in note 6.
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
When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. The following is a description of the valuation methodologies used for the Company’s assets and liabilities that are measured on a recurring basis at fair value.

Trading account
Mutual funds held in connection with deferred compensation and other arrangements generally have been classified as Level 1 valuations. Valuations of investments in debt securities can generally be obtained through reference to quoted prices in less active markets for the same or similar securities or through model-based techniques in which all significant inputs are observable and, therefore, such valuations have been classified as Level 2.
Available-for-sale investment securities and equity securities
Available-for-sale investment securities have generally been valued by reference to prices for similar securities or through model-based techniques in which the significant inputs are observable and, therefore, such valuations have been classified as Level 2. Generally investments in mutual funds and equity securities are actively traded and, therefore, have been classified as Level 1 valuations.
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
Commitments to originate real estate loans for sale and commitments to sell real estate loans
The Company enters into various commitments to originate real estate loans for sale and commitments to sell real estate loans. Such commitments are accounted for as derivative financial instruments and, therefore, are carried at fair value in the Consolidated Balance Sheet. The fair values of such commitments were generally calculated by reference to quoted prices in secondary markets for commitments to sell real estate loans to certain government-sponsored entities and other parties. The fair valuations of commitments to sell real estate loans generally result in a Level 2 classification. The fair value of commitments to originate real estate loans for sale is adjusted to reflect the Company’s anticipated commitment expirations. The estimated commitment expirations are considered significant unobservable inputs contributing to the Level 3 classification of commitments to originate real estate loans for sale.
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
Other non-hedging derivatives
Other non-hedging derivatives consist primarily of interest rate contracts and foreign exchange contracts with customers who require such services and offsetting positions with third parties to minimize the Company's risk with respect to such transactions. The Company generally determines the fair value of other non-hedging derivative assets and liabilities using externally developed pricing models based on market observable inputs and, therefore, classifies such valuations as Level 2.

The following tables present assets and liabilities at December 31, 2025 and 2024 measured at fair value on a recurring basis:

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3 (a)
December 31, 2025
Trading account	$97	$12	$85	$—
Investment securities available for sale:
U.S. Treasury	6,343	—	6,343	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,816	—	4,816	—
Residential	12,042	—	12,042	—
Other	1	—	1	—
Total investment securities available for sale	23,202	—	23,202	—
Equity securities	281	281	—	—
Real estate loans held for sale	925	—	925	—
Other assets (b)	245	—	242	3
Total assets	$24,750	$293	$24,454	$3
Other liabilities (b)	$454	$—	$454	$—
Total liabilities	$454	$—	$454	$—

December 31, 2024
Trading account	$101	$101	$—	$—
Investment securities available for sale:
U.S. Treasury	7,931	—	7,931	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	3,702	—	3,702	—
Residential	7,214	—	7,214	—
Other	2	—	2	—
Total investment securities available for sale	18,849	—	18,849	—
Equity securities	235	235	—	—
Real estate loans held for sale	521	—	521	—
Other assets (b)	255	—	251	4
Total assets	$19,961	$336	$19,621	$4
Other liabilities (b)	$822	$—	$790	$32
Total liabilities	$822	$—	$790	$32
__________________________________________________________________________________
(a)Significant unobservable inputs used in the fair value measurement of commitments to originate real estate loans held for sale included weighted-average commitment expirations of 27% at December 31, 2025 and 6% at December 31, 2024. An increase (decrease) in the estimate of expirations for commitments to originate real estate loans would generally result in a lower (higher) fair value measurement. Estimated commitment expirations are derived considering loan type, changes in interest rates and remaining length of time until closing.
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
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan and, as a result, the carrying value of the loan less the calculated valuation amount does not necessarily represent the fair value of the loan. Real estate collateral is typically valued using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2, unless significant adjustments have been made to the valuation that are not readily observable by market participants. Non-real estate collateral supporting commercial and industrial loans generally consists of business assets such as receivables, inventory and equipment. Fair value estimations are typically determined by discounting recorded values of those assets to reflect estimated net realizable value considering specific borrower facts and circumstances and the experience of credit personnel in their dealings with similar borrower collateral liquidations. Such discounts were generally in the range of 10% to 90% with a weighted-average of 47% at December 31, 2025. As these discounts are not readily observable and are considered significant, the valuations have been classified as Level 3. Automobile and recreational vehicle collateral is typically valued by reference to independent pricing sources based on recent sales transactions of similar vehicles and the related nonrecurring fair value measurement adjustments have been classified as Level 2.
The following table summarizes loans subject to nonrecurring fair value measurement at December 31, 2025, 2024 and 2023:

	December 31,
	2025	2024	2023
(Dollars in millions)
Level 1	$—	$—	$—
Level 2	185	187	234
Level 3	171	660	689
	$356	$847	$923
Changes in fair value recognized for the year ended	$(176)	$(287)	$(381)

Assets taken in foreclosure of defaulted loans
Assets taken in foreclosure of defaulted loans are generally comprised of real estate and other assets and are measured at the lower of cost or fair value less costs to sell. The fair value of real estate is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions observable in the marketplace and the related nonrecurring fair value measurement adjustments have generally been considered Level 2 valuations. Assets taken in foreclosure of defaulted loans subject to nonrecurring fair value measurement were not material at each of December 31, 2025 and 2024. Changes in fair value recognized during the years ended December 31, 2025, 2024 and 2023 for foreclosed assets held by the Company at the end of each of those years were not material.
Capitalized servicing rights
Capitalized servicing rights are initially measured at fair value in the Company’s Consolidated Balance Sheet. The Company utilizes the amortization method to subsequently measure its capitalized servicing assets. In accordance with GAAP, the Company must record impairment charges, on a nonrecurring basis, when the carrying value of certain strata exceed their fair value. To estimate the fair value of servicing rights, the Company considers market prices for similar assets, if available, and the present value of expected future cash flows associated with the servicing rights calculated using assumptions that market participants would use in estimating future servicing income and expense. Such assumptions include estimates of the cost of servicing loans, loan default rates, an appropriate discount rate and prepayment speeds. For purposes of evaluating and measuring impairment of capitalized servicing rights, the Company stratifies such assets based on the predominant risk characteristics of the underlying financial instruments that are expected to have the most impact on projected prepayments, cost of servicing and other factors affecting future cash flows associated with the servicing rights. Such factors may include financial asset or loan type, note rate and term. The amount of impairment recognized is the amount by which the carrying value of the capitalized servicing rights for a stratum exceed estimated fair value. Impairment is recognized through a valuation allowance. The determination of fair value of capitalized servicing rights is considered a Level 3 valuation. Capitalized servicing rights related to mortgage loans required no valuation allowance at each of December 31, 2025, 2024 and 2023.

Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Consolidated Balance Sheet are presented in the following table:

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
December 31, 2025
Financial assets:
Cash and due from banks	$1,701	$1,701	$1,588	$113	$—
Interest-bearing deposits at banks	17,068	17,068	—	17,068	—
Investment securities held to maturity	12,430	11,715	—	11,671	44
Loans, net	136,586	136,269	—	7,427	128,842
Financial liabilities:
Time deposits (a)	13,227	13,208	—	13,208	—
Short-term borrowings	2,149	2,149	—	2,149	—
Long-term borrowings	10,911	11,179	—	11,179	—

December 31, 2024
Financial assets:
Cash and due from banks	1,909	1,909	1,749	160	—
Interest-bearing deposits at banks	18,873	18,873	—	18,873	—
Investment securities held to maturity	14,195	12,955	—	12,909	46
Loans, net	133,397	131,334	—	6,806	124,528
Financial liabilities:
Time deposits (a)	14,476	14,463	—	14,463	—
Short-term borrowings	1,060	1,060	—	1,060	—
Long-term borrowings	12,605	12,754	—	12,754	—
__________________________________________________________________________________
(a)Includes $2.8 billion of time deposits with balances greater than $250,000 at each of December 31, 2025 and 2024.
With the exception of investment securities and mortgage loans originated for sale, the Company’s financial instruments presented in the preceding tables are not readily marketable and market prices do not exist. The Company has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market interest rates can dramatically impact the value of financial instruments in a short period of time. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.

20.Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company’s significant credit-related commitments. Certain of these commitments are not included in the Company’s Consolidated Balance Sheet.

(Dollars in millions)	December 31, 2025	December 31, 2024
Commitments to extend credit:
Commercial and industrial	$35,654	$31,521
Commercial real estate loans to be sold	773	479
Other commercial real estate	2,331	2,697
Residential real estate loans to be sold	224	190
Other residential real estate	679	517
Home equity lines of credit	7,974	7,933
Credit cards	6,601	6,087
Other	444	244
Standby letters of credit	2,318	2,260
Commercial letters of credit	72	58
Financial guarantees and indemnification contracts	4,751	4,335
Commitments to sell real estate loans	1,898	1,142
Commitments to extend credit are agreements to lend to customers and generally have fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.9 billion and $12.7 billion at December 31, 2025 and 2024, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management’s assessment of the customer’s creditworthiness.
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company’s involvement in the Fannie Mae DUS program. The Company’s contractual credit risk for recourse associated with loans sold under this program totaled approximately $4.6 billion and $4.2 billion at December 31, 2025 and 2024, respectively.
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

The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are accounted for as derivatives and along with commitments to originate real estate loans to be held for sale are recorded in the Consolidated Balance Sheet at fair value.
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At December 31, 2025, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.
In 2023, the FDIC issued a final rule on special assessment pursuant to systemic risk determination resulting from the closures of certain failed banks. As a result of the rule and subsequent changes to the estimated special assessment, the Company has recorded a reduction of expense of $37 million in 2025 and expense of $34 million and $197 million in 2024 and 2023, respectively, in its results of operations. At December 31, 2025 and 2024, the Company recorded a liability related to the FDIC special assessment of $22 million and $157 million, respectively. Such amounts are classified as Accrued interest and other liabilities in the Consolidated Balance Sheet. The FDIC has indicated that the amount of the special assessment may be adjusted in the future should its loss estimates change.
Legal proceedings and other matters
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. It is reasonably possible that pending or threatened litigation could result in exposure in excess of that liability. Although not considered probable, the reasonably possible losses for such matters beyond the existing recorded liability is not likely to exceed $25 million in the aggregate at December 31, 2025. That estimate is subject to significant judgment based on currently available information and various assumptions about known and unknown uncertainties. That estimate does not represent the Company’s maximum loss exposure and actual losses may vary significantly from that amount.
For the following matter the Company does not believe an estimate of loss can be made at the date of this filing and, therefore, has not included any amount related thereto in its consolidated financial statements or in the estimate of aggregate reasonably possible losses provided in the preceding paragraph.
Wilmington Trust, N.A.
On September 10, 2025, Tricolor Holdings, LLC, a subprime automobile lender and used vehicle retailer which packaged loans into asset-backed securitizations, filed for Chapter 7 bankruptcy seeking to liquidate its business. Certain financial institutions reported credit impairments in the third quarter of 2025 related to alleged fraudulent activity with respect to Tricolor Holdings, LLC asset-backed financing arrangements. On December 17, 2025 the DOJ unsealed criminal charges against certain executives of Tricolor Holdings, LLC, alleging, among other things, that the executives conspired to defraud and defrauded certain lenders and asset-backed securities investors of Tricolor

Holdings, LLC and its affiliates. The Chapter 7 Bankruptcy Trustee for Tricolor Holdings, LLC has alleged that certain individuals at Tricolor Holdings, LLC caused Tricolor Holdings, LLC's records to contain approximately $683 million of fictitious loans and has initiated a legal action against those same executives who were criminally charged by the DOJ. Neither Wilmington Trust, N.A. nor M&T Bank have any loans or loan commitments outstanding to Tricolor Holdings, LLC.
Wilmington Trust, N.A. has served in certain corporate custodian and trust capacities for multiple Tricolor Holdings, LLC warehouse facilities and asset-backed securitization transactions since 2018. Such capacities varied from transaction to transaction and were generally service provider roles performed under the relevant transaction documents.
On January 12, 2026, certain note holders filed a civil complaint against Wilmington Trust, N.A. for an unspecified amount of damages arising from alleged breaches of contract and fiduciary duty related to certain Tricolor Holdings, LLC asset-backed securitization transactions. Wilmington Trust, N.A. intends to vigorously defend itself against this legal action. The facts and circumstances of the Tricolor Holdings, LLC bankruptcy and its alleged fraudulent activities as well as the extent of damages, if any, incurred by parties participating in the warehouse facilities and asset-backed securitization transactions are still being learned. The Company believes it may incur losses as a result of this litigation or other potential claims that may arise as a result of these events, but at the current time it is not possible to estimate any potential legal or other liability of Wilmington Trust, N.A. as a result of its capacities in the warehouse facilities and asset-backed securitization transactions. Such losses, if any, are currently not expected to be material to the Company’s financial position at December 31, 2025.
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
The financial information of the Company’s segments was compiled utilizing the accounting policies described in note 1 with certain exceptions. The more significant of these exceptions are described herein. The Company allocates interest income or interest expense using a methodology that charges users of funds (assets) interest expense and credits providers of funds (liabilities) with income based on the maturity, prepayment and/or repricing characteristics of the assets and liabilities. A provision for credit losses is allocated to segments in an amount based largely on actual net charge-offs incurred by the segment during the period plus or minus an amount necessary to adjust the segment’s allowance for loan losses due to changes in loan balances. In contrast, the level of the consolidated provision for credit losses is determined using the methodologies described in notes 1 and 4. The net effects of these allocations are recorded in the "All Other" category. Fixed and variable expenses incurred by certain centralized support areas are indirectly allocated to segments based on estimated usage (for example, volume measurements) and other criteria. Centrally-allocated costs primarily relate to enterprise-wide support functions including certain technology, operations, risk management, finance and human resources expenses. Certain types of administrative expenses and bankwide expense accruals (including amortization of core deposit and other intangible assets associated with acquisitions of financial institutions) are generally not allocated to segments. Income taxes are allocated to segments based on the Company’s marginal statutory tax rate adjusted for any tax-exempt income or non-deductible expenses. Equity is allocated to the segments based on capital requirements and in proportion to an assessment of the inherent risks associated with the business of the segment. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
Information about the Company’s segments is presented in the accompanying table.

	Year Ended December 31,
	Commercial Bank			Retail Bank			Institutional Services and Wealth Management
(Dollars in millions)	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net interest income (a)	$2,152	$2,212	$2,409	$3,947	$4,288	$4,352	$655	$748	$700
Noninterest income	795	672	658	921	810	762	907	809	1,005
Total revenue	2,947	2,884	3,067	4,868	5,098	5,114	1,562	1,557	1,705
Provision for credit losses	273	266	297	307	288	173	5	6	—
Salaries and employee benefits	617	610	577	803	778	779	436	413	405
Depreciation and amortization	42	39	39	241	252	249	8	9	8
Other direct expenses	282	285	275	425	421	465	129	102	156
Indirect expense (b)	505	490	455	1,161	1,048	964	310	307	298
Income (loss) before taxes	1,228	1,194	1,424	1,931	2,311	2,484	674	720	838
Income tax expense (benefit)	324	323	385	489	595	646	172	185	218
Net income (loss)	$904	$871	$1,039	$1,442	$1,716	$1,838	$502	$535	$620
Average total assets	$78,574	$80,864	$80,243	$56,708	$53,043	$51,213	$4,309	$3,800	$3,675

	All Other			Total (c)
(Dollars in millions)	2025	2024	2023	2025	2024	2023
Net interest income (a)	$194	$(396)	$(346)	$6,948	$6,852	$7,115
Noninterest income	119	136	103	2,742	2,427	2,528
Total revenue	313	(260)	(243)	9,690	9,279	9,643
Provision for credit losses	(80)	50	175	505	610	645
Salaries and employee benefits	1,486	1,361	1,236	3,342	3,162	2,997
Depreciation and amortization	207	208	201	498	508	497
Other direct expenses	817	881	989	1,653	1,689	1,885
Indirect expense (b)	(1,976)	(1,845)	(1,717)	—	—	—
Income (loss) before taxes	(141)	(915)	(1,127)	3,692	3,310	3,619
Income tax expense (benefit)	(144)	(381)	(371)	841	722	878
Net income (loss)	$3	$(534)	$(756)	$2,851	$2,588	$2,741
Average total assets	$71,054	$73,513	$70,266	$210,645	$211,220	$205,397
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company’s internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated $44 million in 2025, $50 million in 2024 and $54 million in 2023 and is eliminated in "All Other" net interest income and income tax expense (benefit).
(b)Indirect expense represents centrally-allocated costs associated with certain technology, operations, risk management, finance and human resources expenses provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
(c)Intersegment revenues and expenses were not material for the years ended December 31, 2025, 2024 and 2023.

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
The Retail Bank segment provides a wide range of services to consumers and small businesses through the Company’s branch network and several other delivery channels such as digital banking, telephone banking and ATMs. The Company has domestic banking offices primarily in the Northeastern and Mid-Atlantic regions of the U.S. including the District of Columbia. The segment offers to its customers deposit products, including demand, savings and time accounts, and other services. Credit services offered by this segment include automobile and recreational finance loans (primarily originated indirectly through dealers), home equity loans and lines of credit, credit cards and other loan products. This segment also originates and services residential mortgage loans and either sells those loans in the secondary market to investors or retains them for investment purposes. Residential mortgage loans are also originated and serviced on behalf of the Institutional Services and Wealth Management segment. The Company periodically purchases the rights to service residential real estate loans that have been originated by other entities and also sub-services residential real estate loans for others. Residential real estate loans held for sale are included in this segment. This segment also provides various business loans, including loans guaranteed by the Small Business Administration, business credit cards, deposit products and services such as cash management, payroll and direct deposit, merchant credit card and letters of credits to small businesses and professionals through the Company's branch network and other delivery channels.
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
The "All Other" category reflects other activities of the Company that are not directly attributable to the reported segments. Reflected in this category are the difference between the provision for credit losses and the calculated provision allocated to the reportable segments; goodwill and core deposit and other intangible assets resulting from the acquisitions of financial institutions; merger-related gains and expenses related to acquisitions; the net impact of the Company’s internal funds transfer pricing methodology; eliminations of transactions between reportable segments; certain non-recurring transactions; and the residual effects of unallocated support systems and general and administrative expenses. The Company’s investment securities portfolio, certain brokered deposits and short-term and long-term borrowings are generally included in the "All Other" category. In its management of interest rate risk, the Company utilizes interest rate swap agreements to modify the repricing characteristics of certain portfolios of earning assets and interest-bearing liabilities. The results of such activities are captured in the "All Other" category.
There are no transactions with a single customer that in the aggregate result in revenues that exceed ten percent of consolidated total revenues.

22.Regulatory matters
Payment of dividends by M&T’s banking subsidiaries is restricted by various legal and regulatory limitations. Dividends from any banking subsidiary to M&T are limited by the amount of earnings of the banking subsidiary in the current year and the preceding two years. For purposes of this test, at December 31, 2025, approximately $2.58 billion was available for payment of dividends to M&T from banking subsidiaries.
Banking regulations prohibit extensions of credit by the subsidiary banks to M&T unless appropriately secured by assets. Securities of affiliates are not eligible as collateral for this purpose.
M&T and its subsidiary banks are required to comply with applicable Capital Rules. Failure to meet minimum capital requirements can result in certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a material effect on the Company’s financial statements. Pursuant to the rules in effect as of December 31, 2025, the required minimum and well capitalized capital ratios are as follows:

	M&T (Consolidated)		Bank Subsidiaries
	Minimum	Well Capitalized	Minimum	Well Capitalized

CET1 capital to RWA	4.5%		4.5%	6.5%
Tier 1 capital to RWA	6.0	6.0%	6.0	8.0
Total capital to RWA	8.0	10.0	8.0	10.0
Leverage — Tier 1 capital to average total assets, as defined	4.0		4.0	5.0
Capital regulations require buffers in addition to the minimum risk-based capital ratios noted above. M&T is subject to a SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. In June 2025, the Federal Reserve released the results of its most recent supervisory stress tests. Based on those results on October 1, 2025, M&T's SCB of 2.7% became effective. Accordingly, at December 31, 2025 M&T is subject to a CET1 capital requirement of 7.2% (a sum of the SCB and the minimum CET1 capital ratio).

The capital ratios and amounts of the Company and its banking subsidiaries as of December 31, 2025 and 2024 are presented below:

(Dollars in millions)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
December 31, 2025
CET1 capital
Amount	$17,551	$19,542	$669
Ratio(a)	10.84%	12.13%	291.46%
Tier 1 capital
Amount	$20,385	$19,542	$669
Ratio(a)	12.59%	12.13%	291.46%
Total capital
Amount	$23,371	$22,408	$670
Ratio(a)	14.44%	13.91%	291.60%
Leverage
Amount	$20,385	$19,542	$669
Ratio(b)	9.98%	9.59%	84.22%
RWA	$161,892	$161,143	$230
December 31, 2024
CET1 capital
Amount	$18,299	$19,233	$603
Ratio(a)	11.68%	12.32%	269.64%
Tier 1 capital
Amount	$20,692	$19,233	$603
Ratio(a)	13.21%	12.32%	269.64%
Total capital
Amount	$23,073	$21,387	$604
Ratio(a)	14.73%	13.70%	269.88%
Leverage
Amount	$20,692	$19,233	$603
Ratio(b)	10.17%	9.48%	83.37%
RWA	$156,656	$156,155	$224
__________________________________________________________________________________
(a)The ratio of capital to RWA, as defined by regulation.
(b)The ratio of capital to average assets, as defined by regulation.

23.Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at December 31, 2025 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Consolidated Statement of Income. That income totaled $20 million in 2025, $48 million in 2024 and $20 million in 2023.
Bayview Financial, a privately-held specialty finance company, is BLG’s majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has obtained loan servicing rights for mortgage loans from BLG and Bayview Financial having outstanding principal balances of $875 million and $1.0 billion at December 31, 2025 and 2024, respectively. Revenues from those servicing rights were $4 million, $5 million and $6 million during 2025, 2024 and 2023, respectively. The Company sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $156.9 billion and $111.5 billion at December 31, 2025 and 2024, respectively. In February 2025, the Company began sub-servicing approximately $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial. Revenues earned for sub-servicing loans for Bayview Financial were $224 million, $123 million and $125 million in 2025, 2024 and 2023, respectively.
The Company also held $32 million and $37 million of mortgage-backed securities in its held-to-maturity portfolio at December 31, 2025 and 2024, respectively, that were securitized by Bayview Financial. The Company had various lending commitments to Bayview Financial totaling $984 million at December 31, 2025, with $635 million and $404 million of outstanding balances at December 31, 2025 and 2024, respectively. Bayview Financial also maintained $3.5 billion and $2.2 billion of deposit balances with the Company at December 31, 2025 and 2024, respectively, inclusive of deposits related to loan servicing relationships.

24.Parent company financial statements
Condensed Balance Sheet

	December 31,
(Dollars in millions)	2025	2024
Assets
Due from consolidated bank subsidiaries:
Cash and due from banks	$450	$234
Money-market savings	3,340	3,409
Notes receivable	2,750	2,000
Other	20	1
Total due from consolidated bank subsidiaries	6,560	5,644
Investments in consolidated subsidiaries:
Banks	29,003	28,171
Other	414	389
Investments in trust preferred entities (note 18)	16	17
Other assets	159	105
Total assets	$36,152	$34,326
Liabilities
Due to consolidated bank subsidiaries	$22	$14
Accrued expenses and other liabilities	220	142
Long-term borrowings	6,733	5,143
Total liabilities	6,975	5,299
Shareholders’ equity	29,177	29,027
Total liabilities and shareholders’ equity	$36,152	$34,326

Condensed Statement of Income

	Year Ended December 31,
(Dollars in millions, except per share)	2025	2024	2023
Income
Dividends from consolidated subsidiaries	$2,776	$1,306	$2,041
Interest income	116	77	6
Income from BLG	20	48	20
Other	4	4	—
Total income	2,916	1,435	2,067
Expense
Interest expense	370	274	182
Other	42	62	40
Total expense	412	336	222
Income before income taxes and equity in undistributed income of subsidiaries	2,504	1,099	1,845
Income tax credits (a)	67	51	49
Income before equity in undistributed income of subsidiaries	2,571	1,150	1,894
Equity in undistributed income of subsidiaries
Net income of subsidiaries	3,056	2,744	2,888
Less: dividends received	2,776	1,306	2,041
Equity in undistributed income of subsidiaries	280	1,438	847
Net income	$2,851	$2,588	$2,741
Net income per common share:
Basic	$17.10	$14.71	$15.85
Diluted	17.00	14.64	15.79
__________________________________________________________________________________
(a)Income tax credits arise principally from operating losses before dividends from subsidiaries.

Condensed Statement of Cash Flows

	Year Ended December 31,
(Dollars in millions)	2025	2024	2023
Cash flows from operating activities
Net income	$2,851	$2,588	$2,741
Adjustments to reconcile net income to net cash from operating activities:
Equity in undistributed income of subsidiaries	(280)	(1,438)	(847)
Provision for deferred income taxes	(26)	(8)	(5)
Net change in accrued income and expense	55	(5)	32
Net cash from operating activities	2,600	1,137	1,921
Cash flows from investing activities
Net investment in consolidated subsidiaries	—	(30)	(1)
Advances to consolidated subsidiaries	(750)	(2,000)	—
Other, net	93	(64)	(41)
Net cash from investing activities	(657)	(2,094)	(42)
Cash flows from financing activities
Proceeds from long-term borrowings	1,494	2,341	1,998
Payments on long-term borrowings	(34)	(205)	(750)
Proceeds from issuance of Series J preferred stock	—	733	—
Proceeds from issuance of Series K preferred stock	440	—	—
Redemption of Series E preferred stock	—	(350)	—
Purchases of treasury stock	(2,631)	(396)	(594)
Dividends paid — common	(899)	(895)	(868)
Dividends paid — preferred	(146)	(138)	(100)
Other, net	(20)	111	14
Net cash from financing activities	(1,796)	1,201	(300)
Net change in cash and cash equivalents	147	244	1,579
Cash and cash equivalents at beginning of year	3,643	3,399	1,820
Cash and cash equivalents at end of year	$3,790	$3,643	$3,399
Supplemental disclosure of cash flow information
Interest received during the year	$103	$76	$6
Interest paid during the year	300	257	135
Income taxes received during the year	54	51	43

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.           Controls and Procedures.
Evaluation of disclosure controls and procedures.
Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rule 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of December 31, 2025.
Internal control over financial reporting.
(a) Management’s annual report on internal control over financial reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting at the Company. Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025 based on criteria described in "Internal Control — Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that assessment, management concluded that the Company maintained effective internal control over financial reporting as of December 31, 2025.
(b) Attestation report of the registered public accounting firm. Included under the heading "Report of Independent Registered Public Accounting Firm" in Item 8 of this Form 10-K.
(c) Changes in internal control over financial reporting. M&T regularly assesses and enhances its internal control over financial reporting. The Company is conducting a multi-phase implementation of new financial recordkeeping and reporting systems, including its general ledger and certain subledger platforms. In conjunction therewith the Company has and will continue to change certain processes and internal controls over financial reporting. No changes have been identified during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting.

Item 9B.           Other Information.
(a) None.
(b) No executive officers and no directors adopted, terminated or modified a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act) during the three months ended December 31, 2025.
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
The information required to be furnished pursuant to Items 401, 405, 406 and 407(c)(3), (d)(4) and (d)(5) of Regulation S-K will be included in the 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A not later than 120 days after the end of 2025. The information concerning M&T’s directors will appear under the heading "Nominees for Director" in the 2026 Proxy Statement. The information concerning compliance with Section 16(a) of the Exchange Act will appear, if necessary, under the heading "Delinquent Section 16(a) Reports" in the 2026 Proxy Statement. The information concerning M&T’s Code of Ethics for Chief Executive Officer and Senior Financial Officers will appear under the heading "Codes of Business Conduct and Ethics" in the 2026 Proxy Statement. The information regarding any material changes to the procedures by which shareholders can recommend director nominees will appear, if necessary, under the heading "Nomination and Governance Committee" in the 2026 Proxy Statement. The information regarding M&T’s Audit Committee, including "audit committee financial experts," will appear under the heading "Audit Committee" in the 2026 Proxy Statement. Such information is incorporated herein by reference.
The information concerning M&T’s executive officers is provided in "Executive Officers of the Registrant" in Part I of this Form 10-K.
Item 11.           Executive Compensation.
The information required to be furnished pursuant to Items 402 and 407(e)(4) and (e)(5) of Regulation S-K will appear under the headings "Compensation Discussion and Analysis," "Executive Compensation," "Director Compensation," "Compensation and Human Capital Committee Interlocks and Insider Participation," and "Compensation and Human Capital Committee Report" in the 2026 Proxy Statement. Such information is incorporated herein by reference.
Item 12.             Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required to be furnished pursuant to Item 403 of Regulation S-K will appear under the heading "Stock Ownership Information" in the 2026 Proxy Statement. Such information is incorporated herein by reference.
The information required to be furnished pursuant to Item 201(d) concerning equity compensation plans is provided in "Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities" in Part II, Item 5 of this Form 10-K.

Item 13.             Certain Relationships and Related Transactions, and Director Independence.
The information required to be furnished pursuant to Items 404 and 407(a) of Regulation S-K will appear under the headings "Transactions with Directors, Executive Officers and Certain Shareholders" and "Board Independence" in the 2026 Proxy Statement. Such information is incorporated herein by reference.
Item 14.             Principal Accountant Fees and Services.
The information required to be furnished by Item 9(e) of Schedule 14A will appear under the heading "Independent Public Accountants" in the 2026 Proxy Statement. Such information is incorporated herein by reference.

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

3.4
Certificate of Amendment to Restated Certificate of Incorporation of M&T Bank Corporation, with respect to Perpetual 6.350% Non-Cumulative Preferred Stock, Series K, filed with the New York Department of State on October 29, 2025. Incorporated by reference to Exhibit 3.1 of the Form 8-K dated October 31, 2025.

4.1	There are no instruments with respect to long-term debt of M&T Bank Corporation and its subsidiaries that involve securities authorized under the instrument in an amount exceeding 10 percent of the total assets of M&T Bank Corporation and its subsidiaries on a consolidated basis. M&T Bank Corporation agrees to provide the SEC with a copy of instruments defining the rights of holders of long-term debt of M&T Bank Corporation and its subsidiaries on request.
4.2	Description of Registrant’s Securities. Filed herewith.
10.1	M&T Bank Corporation Annual Executive Incentive Plan. Incorporated by reference to Exhibit No. 10.3 of the Form 10-Q for the quarter ended June 30, 1998.*
10.2	M&T Bank Corporation Supplemental Pension Plan, as amended and restated. Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2016.*
10.3	Amendment No. 1 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.4 of the Form 10-K for the year ended December 31, 2018.*
10.4	Amendment No. 2 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.5 of the Form 10-K for the year ended December 31, 2018.*
10.5	M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2016.*
10.6	Amendment No. 1 to M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.7 of the Form 10-K for the year ended December 31, 2018.*

Exhibit Number	Description
10.7	Amendment No. 2 to M&T Bank Corporation Supplemental Retirement Savings Plan. Incorporated by reference to Exhibit 10.8 of the Form 10-K for the year ended December 31, 2018.*
10.8	M&T Bank Corporation Deferred Bonus Plan, as amended and restated. Incorporated by reference to Exhibit 10.6 of the Form 10-K for the year ended December 31, 2016.*
10.9	M&T Bank Corporation 2019 Equity Incentive Compensation Plan. Incorporated by reference to Appendix A of the Proxy Statement filed March 7, 2019.*
10.10	Amendment No. 3 to M&T Bank Corporation Supplemental Pension Plan. Incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2020.*
10.11
M&T Bank Corporation Leadership Retirement Savings Plan (f/k/a Supplemental Savings Retirement Plan), amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2020.*

10.12	M&T Bank Corporation Form of Performance-Hurdled Restricted Stock Unit Award Agreement. Incorporated by reference to Exhibit 10.24 of the Form 10-K for the year ended December 31, 2020.*
10.13	M&T Bank Corporation Form of Stock Option Agreement. Incorporated by reference to Exhibit 10.25 of the Form 10-K for the year ended December 31, 2020.*
10.14	M&T Bank Corporation Form of Directors’ Restricted Stock Unit Award Agreement (one-year vesting). Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2022.*
10.15	M&T Bank Corporation Voluntary Deferred Compensation Plan for Directors. Incorporated by reference to Exhibit 10.28 of the Form 10-K for the year ended December 31, 2021.*
10.16
M&T Bank Corporation Employee Severance Pay Plan, restated June 1, 2021 (with amended Appendix A effective March 28, 2022). Incorporated by reference to Exhibit 10.17 of the Form 10-K for the year ended December 31, 2023.*

10.17
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

10.19	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2022.*
10.20
M&T Bank Corporation 2019 Equity Incentive Compensation Plan, as amended and restated effective as of April 18, 2023. Incorporated by reference to Appendix B of the Proxy Statement filed March 7, 2023.*

10.21
First Amendment, effective November 30, 2023, to the M&T Bank Corporation Leadership Retirement Savings Plan, as amended and restated effective as of January 1, 2020. Incorporated by reference to Exhibit 10.22 of the Form 10-K for the year ended December 31, 2023.*

Exhibit Number	Description
10.22	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Incorporated by reference to Exhibit 10.23 of the Form 10-K for the year ended December 31, 2023.*
10.23
Retirement and Consulting Agreement, dated as of February 8, 2024, by and between Doris Meister and M&T Bank. Incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2024.*

10.24	M&T Bank Corporation Form of Performance Share Unit Award Agreement. Filed herewith.*
18.1	Preferability Letter. Filed herewith.
19.1	M&T Bank Corporation Insider Trading Policy, as amended September 16, 2025. Filed herewith.
21.1	Subsidiaries of the Registrant. Filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP. Filed herewith.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.
97.1	M&T Bank Corporation Executive Compensation Recoupment Policy. Incorporated by reference to Exhibit 97.1 of the Form 10-K for the year ended December 31, 2023.*
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with embedded Linkbase documents.
104	The cover page from M&T Bank Corporation’s Annual Report of the Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.
__________________________________________________________________________________
*Management contract or compensatory plan or arrangement.
(c) Additional financial statement schedules. None.
Item 16.            Form 10-K Summary.
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18th day of February, 2026.

M&T BANK CORPORATION

By:	/s/ René F. Jones
René F. Jones Chairman of the Board and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
Principal Executive Officer:

/s/ René F. Jones	Chairman of the Board and	February 18, 2026
René F. Jones	Chief Executive Officer

Principal Financial Officer:

/s/ Daryl N. Bible	Senior Executive Vice President and	February 18, 2026
Daryl N. Bible	Chief Financial Officer

Principal Accounting Officer:

/s/ John R. Taylor	Executive Vice President	February 18, 2026
John R. Taylor	and Controller

A majority of the board of directors:

February 18, 2026
John P. Barnes

/s/ Carlton J. Charles		February 18, 2026
Carlton J. Charles

February 18, 2026
Jane Chwick

/s/ William F. Cruger, Jr.		February 18, 2026
William F. Cruger, Jr.

/s/ Gary N. Geisel	February 18, 2026
Gary N. Geisel

/s/ Leslie V. Godridge	February 18, 2026
Leslie V. Godridge

/s/ Richard H. Ledgett, Jr.	February 18, 2026
Richard H. Ledgett, Jr.

/s/ Melinda R. Rich	February 18, 2026
Melinda R. Rich

/s/ Robert E. Sadler, Jr.	February 18, 2026
Robert E. Sadler, Jr.

/s/ Denis J. Salamone	February 18, 2026
Denis J. Salamone

February 18, 2026
Rudina Seseri

/s/ Kirk W. Walters	February 18, 2026
Kirk W. Walters

/s/ Herbert L. Washington	February 18, 2026
Herbert L. Washington