Form 10-Q
period 2026-03-31
M&T BANK CORP
filed 2026-05-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
Commission File Number 1-9861
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on April 30, 2026: 146,445,060 shares.

M&T Bank Corporation
FORM 10-Q
For the Quarterly Period Ended March 31, 2026

Glossary of Terms
The following listing includes acronyms and terms used throughout the document.

Term	Definition
2025 Annual Report	Form 10-K for the year ended December 31, 2025
Bayview Financial	Bayview Financial Holdings, L.P. together with its affiliates
BLG	Bayview Lending Group, LLC
Capital Rules	Capital adequacy standards established by the federal banking agencies
CET1	Common Equity Tier 1
Common Securities	Common securities issued in connection with the issuance of Junior Subordinated Debentures
Company	M&T Bank Corporation and its consolidated subsidiaries
DOJ	U.S. Department of Justice
DUS	Delegated Underwriting and Servicing
ERBA	Expanded risk-based approach
EVE	Economic value of equity
Exchange Act	Securities Exchange Act of 1934
Executive ALCO Committee	Executive Asset-Liability Liquidity Capital Committee
FDIC	Federal Deposit Insurance Corporation
Federal Reserve	Board of Governors of the Federal Reserve System
FHLB	Federal Home Loan Bank
FOMC	Federal Open Market Committee
FRB	Federal Reserve Bank
GAAP	Accounting principles generally accepted in the U.S.
GDP	Gross Domestic Product
Junior Subordinated Debentures	Fixed and variable rate junior subordinated deferrable interest debentures
LCR	Liquidity coverage ratio
LTV	Loan-to-value
M&T	M&T Bank Corporation
M&T Bank	Manufacturers and Traders Trust Company
Mid-Atlantic	Region includes Delaware, Maryland, New Jersey, Pennsylvania, Virginia and the District of Columbia
NDFI	Nondepository Financial Institution
New England	Region includes Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island and Vermont
OAS	Option adjusted spread
Preferred Capital Securities	Preferred capital securities issued in connection with the issuance of Junior Subordinated Debentures
RWA	Risk-weighted assets
SCB	Stress capital buffer
SEC	Securities and Exchange Commission
SOFR	Secured Overnight Financing Rate
U.S.	United States of America
Wilmington Trust, N.A.	Wilmington Trust, National Association

Part I. Financial Information
Item 1. Financial Statements (Unaudited).
M&T Bank Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(Dollars in millions, except per share)	March 31, 2026	December 31, 2025
Assets
Cash and due from banks	$1,903	$1,701
Interest-bearing deposits at banks	14,445	17,068
Trading account	92	97
Investment securities:
Available for sale (cost: $25,219 at March 31, 2026; $22,994 at December 31, 2025)	25,228	23,202
Held to maturity (fair value: $11,355 at March 31, 2026; $11,715 at December 31, 2025)	12,119	12,430
Equity and other securities (cost: $1,273 at March 31, 2026; $1,016 at December 31, 2025)	1,274	1,017
Total investment securities	38,621	36,649
Loans (a)	139,914	138,702
Allowance for loan losses	(2,136)	(2,116)
Net loans	137,778	136,586
Premises and equipment	1,716	1,629
Goodwill	8,465	8,465
Core deposit and other intangible assets	55	64
Accrued interest and other assets	11,661	11,251
Total assets	$214,736	$213,510
Liabilities
Noninterest-bearing deposits	$45,892	$46,509
Savings and interest-checking deposits	104,767	107,173
Time deposits	13,082	13,227
Total deposits	163,741	166,909
Short-term borrowings	7,851	2,149
Long-term borrowings (a)	11,175	10,911
Accrued interest and other liabilities	3,997	4,364
Total liabilities	186,764	184,333
Shareholders' equity
Preferred stock	2,434	2,834
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at March 31, 2026 and December 31, 2025	90	90
Additional paid-in capital	9,961	10,011
Retained earnings	21,476	20,882
Accumulated other comprehensive income (loss), net	66	277
Treasury stock — common, at cost — 32,523,605 shares at March 31, 2026; 27,604,513 shares at December 31, 2025	(6,055)	(4,917)
Total shareholders’ equity	27,972	29,177
Total liabilities and shareholders’ equity	$214,736	$213,510
__________________________________________________________________________________
(a)Loans of $2.4 billion and $2.1 billion at March 31, 2026 and December 31, 2025, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes issued to third party investors were included in Long-term borrowings and were $2.0 billion at March 31, 2026 and $1.7 billion at December 31, 2025.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2026	2025
Interest income
Loans	$1,994	$2,006
Investment securities	393	336
Deposits at banks	149	218
Total interest income	2,536	2,560
Interest expense
Savings and interest-checking deposits	483	552
Time deposits	97	124
Short-term borrowings	54	32
Long-term borrowings	150	157
Total interest expense	784	865
Net interest income	1,752	1,695
Provision for credit losses	140	130
Net interest income after provision for credit losses	1,612	1,565
Other income
Mortgage banking revenues	127	118
Service charges on deposit accounts	139	133
Trust income	183	177
Brokerage services income	35	32
Trading account and other non-hedging derivative gains	14	9
Gain (loss) on bank investment securities	4	—
Other revenues from operations	187	142
Total other income	689	611
Other expense
Salaries and employee benefits	914	887
Equipment and net occupancy	133	132
Outside data processing and software	144	136
Professional and other services	93	84
FDIC assessments	23	23
Advertising and marketing	21	22
Amortization of core deposit and other intangible assets	9	13
Other costs of operations	101	118
Total other expense	1,438	1,415
Income before taxes	863	761
Income taxes	199	177
Net income	$664	$584
Net income available to common shareholders
Basic	$620	$547
Diluted	620	547
Net income per common share
Basic	4.16	3.33
Diluted	4.13	3.32
Average common shares outstanding
Basic	149,225	164,209
Diluted	150,109	165,047
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Net income	$664	$584
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(149)	147
Cash flow hedges adjustments	(60)	108
Defined benefit plans liability adjustments	(1)	(2)
Other	(1)	1
Total other comprehensive income (loss)	(211)	254
Total comprehensive income	$453	$838
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Three Months Ended March 31,
(Dollars in millions)	2026	2025
Cash flows from operating activities
Net income	$664	$584
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	140	130
Depreciation and amortization of premises and equipment	79	83
Amortization of capitalized servicing rights	9	34
Amortization of core deposit and other intangible assets	9	13
Provision for deferred income taxes	14	(6)
Asset write-downs	3	3
Net gain on sales of assets	(9)	(5)
Net change in accrued interest receivable, payable	(62)	(63)
Net change in other accrued income and expense	(97)	(140)
Net change in loans originated for sale	220	159
Net change in trading account and other non-hedging derivative assets and liabilities	42	(157)
Net cash from operating activities	1,012	635
Cash flows from investing activities
Proceeds from sales:
Investment securities available for sale	2,492	—
Equity and other securities	322	159
Loans	6	93
Proceeds from maturities:
Investment securities available for sale	1,211	820
Investment securities held to maturity	315	848
Purchases:
Investment securities available for sale	(5,924)	(2,571)
Equity and other securities	(579)	(138)
Loans	—	(68)
Net change in loans	(1,611)	678
Capital expenditures, net	(96)	(25)
Net change in loan servicing advances	(280)	(279)
Other, net	(180)	134
Net cash from investing activities	(4,324)	(349)
Cash flows from financing activities
Net change in deposits	(3,168)	4,314
Net change in short-term borrowings	5,702	513
Proceeds from long-term borrowings	508	743
Payments on long-term borrowings	(212)	(2,950)
Redemption of Series G preferred stock	(400)	—
Purchases of treasury stock	(1,238)	(656)
Dividends paid — common	(227)	(225)
Dividends paid — preferred	(48)	(41)
Other, net	(26)	(1)
Net cash from financing activities	891	1,697
Net change in cash, cash equivalents and restricted cash	(2,421)	1,983
Cash, cash equivalents and restricted cash at beginning of period (a)	18,769	20,782
Cash, cash equivalents and restricted cash at end of period (a)	$16,348	$22,765
Supplemental disclosure of cash flow information
Interest received during the period	$2,608	$2,605
Interest paid during the period	862	933
Income taxes paid during the period	34	70
Supplemental schedule of noncash investing and financing activities
Real estate and other foreclosed assets acquired in settlement of loans	5	5
Additions to right-of-use assets under operating leases	70	14
__________________________________________________________________________________
(a)Effective for the year-ended December 31, 2025, the Company changed its accounting policy for Cash and cash equivalents to include Interest-bearing deposits at banks. Prior period amounts have been adjusted to reflect this change in accounting policy as described in note 1.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock		Additional Paid-in Capital		Retained Earnings		Accumulated Other Comprehensive Income (Loss), Net		Treasury Stock	Total
Three Months Ended March 31, 2026
Balance — January 1, 2026	$2,834	$90		$10,011		$20,882		$277		$(4,917)	$29,177
Fair value accounting election — residential mortgage loan servicing right assets (a)	—	—		—		197		—		—	197
Total comprehensive income	—	—		—		664		(211)		—	453
Redemption of Series G preferred stock	(400)	—	—	—	—	—	—	—	—	—	(400)
Preferred stock cash dividends	—	—		—		(43)		—		—	(43)
Purchases of treasury stock	—	—		—		—		—		(1,250)	(1,250)
Stock-based compensation transactions, net	—	—		(50)		(1)		—		112	61
Common stock cash dividends — $1.50 per share	—	—		—		(223)		—		—	(223)
Balance — March 31, 2026	$2,434	$90		$9,961		$21,476		$66		$(6,055)	$27,972

Three Months Ended March 31, 2025
Balance — January 1, 2025	$2,394	$90		$9,999		$19,079		$(164)		$(2,371)	$29,027
Total comprehensive income	—	—		—		584		254		—	838
Preferred stock cash dividends	—	—		—		(36)		—		—	(36)
Purchases of treasury stock	—	—		—		—		—		(662)	(662)
Stock-based compensation transactions, net	—	—		(30)		—		—		76	46
Common stock cash dividends — $1.35 per share	—	—		—		(222)		—		—	(222)
Balance — March 31, 2025	$2,394	$90		$9,969		$19,405		$90		$(2,957)	$28,991
__________________________________________________________________________________
(a)As described in notes 1 and 12, effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value.
See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)
1. Significant accounting policies
`
The consolidated interim financial statements of the Company were compiled in accordance with GAAP using the accounting policies set forth in note 1 of Notes to Financial Statements included in M&T's 2025 Annual Report. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented.
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in Mortgage banking revenues in the Consolidated Statement of Income. As a result, amortization associated with residential mortgage loan servicing right assets previously recognized in Other costs of operations in the Consolidated Statement of Income before 2026 is no longer recorded. Instead, beginning in 2026 fair value changes in residential mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in Mortgage banking revenues. The accounting election resulted in an increase to capitalized servicing assets, included in Accrued interest and other assets in the Consolidated Balance Sheet, of $263 million and a corresponding after-tax increase to Retained earnings of $197 million. On December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate derivative contracts, for which changes in fair value in the recent quarter are reflected in Mortgage banking revenues in the Consolidated Statement of Income.
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

	March 31, 2025
(Dollars in millions)	Previously Reported	Adjusted
Net change in interest-bearing deposits at banks	$(1,783)	$—
Net cash from investing activities	(2,132)	(349)
Net change in cash, cash equivalents and restricted cash	200	1,983
Cash, cash equivalents and restricted cash at beginning of period	1,909	20,782
Cash, cash equivalents and restricted cash at end of period	2,109	22,765
During the second quarter of 2025, with the increased volume of sales and purchases of loans, the Company began separately presenting Proceeds from sales of loans, which were not originally held for sale, in the Consolidated Statement of Cash Flows. Previously proceeds from sales of loans, which were not originally held for sale, were included in Net change in loans in the Consolidated Statement of Cash Flows. Previously reported amounts for the three months ended March 31, 2025 have been reclassified to conform to the current presentation.

1. Significant accounting policies, continued
The following table provides a description of accounting standards that were adopted by the Company in the three-month period ended March 31, 2026 as well as standards that were not yet effective at March 31, 2026 that could have an impact to M&T's consolidated financial statements upon adoption.
Recent accounting developments

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards adopted in the three-month period ended March 31, 2026
Improvements to the accounting for purchased loans	The standard expands the population of acquired financial assets accounted for using a gross-up approach which records an initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. All non-PCD loans (excluding credit cards) that are acquired in a business combination are deemed seasoned.	January 1, 2027 (Early adoption permitted)	Effective January 1, 2026, the Company prospectively adopted the amended guidance, which did not have a material impact on its consolidated financial statements for the three month-period ended March 31, 2026.
Standards not yet adopted as of March 31, 2026
Income Statement - Expense disaggregation disclosures	The standard requires disclosure in the notes to financial statements of specified information about certain cost and expense captions on the income statement.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Hedge accounting improvements	The amendment expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure. The amendment also provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable rate debt instruments that permit the borrower to change the interest rate index. The amendment also modifies certain other hedge accounting rules.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Targeted improvements to the accounting for internal-use software	The standard eliminates the concept of a software development project stage such that the guidance is agnostic to different software development methods and introduces a new threshold for cost capitalization. The standard also provides factors to consider when determining whether significant development uncertainty exists.	January 1, 2028 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.

2. Investment securities
The amortized cost and fair value of investment securities were as follows.

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
March 31, 2026
Investment securities available for sale:
U.S. Treasury	$3,226	$14	$—	$3,240
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,735	50	3	4,782
Residential	17,257	91	143	17,205
Other	1	—	—	1
	25,219	155	146	25,228
Investment securities held to maturity:
U.S. Treasury	397	—	4	393
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,996	—	78	1,918
Residential	7,610	4	633	6,981
Privately issued	30	11	—	41
State and political subdivisions	2,085	—	64	2,021
Other	1	—	—	1
	12,119	15	779	11,355
Total debt securities	$37,338	$170	$925	$36,583
Equity and other securities:
Readily marketable equity — at fair value	$280	$3	$2	$281
Other — at cost	993	—	—	993
Total equity and other securities	$1,273	$3	$2	$1,274

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$6,302	$43	$2	$6,343
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,738	79	1	4,816
Residential	11,953	148	59	12,042
Other	1	—	—	1
	22,994	270	62	23,202
Investment securities held to maturity:
U.S. Treasury	445	—	4	441
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,007	—	74	1,933
Residential	7,816	10	619	7,207
Privately issued	32	12	—	44
State and political subdivisions	2,129	—	40	2,089
Other	1	—	—	1
	12,430	22	737	11,715
Total debt securities	$35,424	$292	$799	$34,917
Equity and other securities:
Readily marketable equity — at fair value	$280	$3	$2	$281
Other — at cost	736	—	—	736
Total equity and other securities	$1,016	$3	$2	$1,017
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $163 million and $187 million at March 31, 2026 and December 31, 2025, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.

2. Investment securities, continued
A summary of debt investment securities that as of March 31, 2026 and December 31, 2025 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows.

	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
March 31, 2026
Investment securities available for sale:
U.S. Treasury	$248	$—	$—	$—	$248	$—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	723	3	1	—	724	3
Residential	7,759	83	1,163	60	8,922	143
Other	—	—	1	—	1	—
	8,730	86	1,165	60	9,895	146
Investment securities held to maturity:
U.S. Treasury	—	—	393	4	393	4
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	274	4	1,644	74	1,918	78
Residential	1,010	15	5,307	618	6,317	633
Privately issued	2	—	—	—	2	—
State and political subdivisions	554	8	1,319	56	1,873	64
	1,840	27	8,663	752	10,503	779
Total	$10,570	$113	$9,828	$812	$20,398	$925

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$—	$—	$185	$2	$185	$2
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	174	1	65	—	239	1
Residential	488	2	1,303	57	1,791	59
Other	—	—	1	—	1	—
	662	3	1,554	59	2,216	62
Investment securities held to maturity:
U.S. Treasury	—	—	391	4	391	4
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	28	—	1,840	74	1,868	74
Residential	139	1	6,287	618	6,426	619
Privately issued	2	—	—	—	2	—
State and political subdivisions	13	—	1,866	40	1,879	40
	182	1	10,384	736	10,566	737
Total	$844	$4	$11,938	$795	$12,782	$799

2. Investment securities, continued
The Company owned 3,325 individual debt securities with aggregate gross unrealized losses of $925 million at March 31, 2026. Based on a review of each of the securities in the investment securities portfolio at March 31, 2026, including security type and issuer credit quality, the Company concluded that it expected to recover the amortized cost basis of its investment. As of March 31, 2026, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. The Company estimated no material allowance for credit losses for its investment securities at March 31, 2026 or December 31, 2025. At March 31, 2026, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $993 million of cost method equity securities.
At March 31, 2026, the amortized cost and fair value of debt securities by contractual maturity were as follows.

(Dollars in millions)	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$750	$753
Due after one year through five years	2,477	2,488
Due after five years through ten years	—	—
Due after ten years	—	—
	3,227	3,241
Mortgage-backed securities	21,992	21,987
	$25,219	$25,228
Debt securities held to maturity:
Due in one year or less	$409	$405
Due after one year through five years	388	387
Due after five years through ten years	1,242	1,217
Due after ten years	444	406
	2,483	2,415
Mortgage-backed securities	9,636	8,940
	$12,119	$11,355
There were no significant gross realized gains or losses from sales of investment securities for the three-month periods ended March 31, 2026 and 2025.
At March 31, 2026 and December 31, 2025, investment securities with carrying values of $5.8 billion (including $64 million related to repurchase transactions) and $5.3 billion (including $67 million related to repurchase transactions), respectively, were pledged to secure outstanding borrowings, lines of credit and governmental deposits.

3. Loans and allowance for loan losses
A summary of current, past due and nonaccrual loans as of March 31, 2026 and December 31, 2025 follows.

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
March 31, 2026
Commercial and industrial	$64,543	$311	$2	$535	$65,391
Real estate:
Commercial (c)	19,607	129	—	294	20,030
Residential builder and developer	110	—	—	—	110
Other commercial construction	3,091	104	—	10	3,205
Residential (d) (e)	23,398	553	634	272	24,857
Consumer:
Home equity lines and loans (e)	4,681	31	—	84	4,796
Recreational finance	14,003	109	—	32	14,144
Automobile	4,947	60	—	9	5,016
Other	2,314	37	10	4	2,365
Total	$136,694	$1,334	$646	$1,240	$139,914

December 31, 2025
Commercial and industrial	$62,626	$390	$5	$527	$63,548
Real estate:
Commercial (c)	19,505	364	3	320	20,192
Residential builder and developer	69	—	—	—	69
Other commercial construction	3,436	109	—	13	3,558
Residential (d) (e)	23,410	657	543	264	24,874
Consumer:
Home equity lines and loans (e)	4,690	35	—	82	4,807
Recreational finance	13,946	116	—	30	14,092
Automobile	5,097	59	—	11	5,167
Other	2,357	23	10	5	2,395
Total	$135,136	$1,753	$561	$1,252	$138,702
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $269 million and $276 million at March 31, 2026 and December 31, 2025, respectively.
(b)Balances exclude accrued interest receivable of $616 million and $627 million at March 31, 2026 and December 31, 2025, respectively, which is included in Accrued interest and other assets in the Consolidated Balance Sheet.
(c)Commercial real estate loans held for sale were $359 million at March 31, 2026 and $484 million at December 31, 2025.
(d)Residential real estate loans held for sale were $327 million at March 31, 2026 and $441 million at December 31, 2025.
(e)There were $185 million and $182 million at March 31, 2026 and December 31, 2025, respectively, of loans secured by residential real estate that were in the process of foreclosure. At March 31, 2026, approximately 55% of those residential real estate loans in the process of foreclosure were government guaranteed.

3. Loans and allowance for loan losses, continued
At March 31, 2026, approximately $22.0 billion of commercial and industrial loans, $13.6 billion of commercial real estate loans, $19.6 billion of one-to-four family residential real estate loans, $3.0 billion of home equity loans and lines of credit and $15.1 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. At December 31, 2025, approximately $20.7 billion of commercial and industrial loans, $13.4 billion of commercial real estate loans, $19.5 billion of one-to-four family residential real estate loans, $3.0 billion of home equity loans and lines of credit and $15.2 billion of other consumer loans were pledged to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York. As further described in notes 4 and 11, loans totaling $2.4 billion and $2.1 billion at March 31, 2026 and December 31, 2025, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements.
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. The following table summarizes the loan grades applied at March 31, 2026 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the three-month period ended March 31, 2026 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2026	2025	2024	2023	2022	Prior
Commercial and industrial:
Pass	$3,057	$9,161	$6,171	$3,664	$3,746	$6,752	$29,241	$101	$61,893
Criticized accrual	12	231	353	452	310	349	1,219	37	2,963
Criticized nonaccrual	1	16	63	74	78	175	111	17	535
Total commercial and industrial	$3,070	$9,408	$6,587	$4,190	$4,134	$7,276	$30,571	$155	$65,391
Gross charge-offs three months ended March 31, 2026	$—	$4	$6	$5	$4	$4	$23	$—	$46
Real estate:
Commercial:
Pass	$999	$3,317	$423	$1,556	$1,579	$9,598	$337	$—	$17,809
Criticized accrual	—	9	2	275	275	1,366	—	—	1,927
Criticized nonaccrual	—	24	—	1	23	246	—	—	294
Total commercial real estate	$999	$3,350	$425	$1,832	$1,877	$11,210	$337	$—	$20,030
Gross charge-offs three months ended March 31, 2026	$—	$—	$—	$1	$2	$14	$—	$—	$17
Residential builder and developer:
Pass	$41	$14	$1	$1	$1	$5	$34	$—	$97
Criticized accrual	—	—	—	—	13	—	—	—	13
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$41	$14	$1	$1	$14	$5	$34	$—	$110
Gross charge-offs three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$59	$419	$229	$932	$521	$162	$63	$—	$2,385
Criticized accrual	—	—	9	152	438	210	1	—	810
Criticized nonaccrual	—	—	—	—	8	2	—	—	10
Total other commercial construction	$59	$419	$238	$1,084	$967	$374	$64	$—	$3,205
Gross charge-offs three months ended March 31, 2026	$—	$—	$—	$—	$—	$1	$—	$—	$1

3. Loans and allowance for loan losses, continued
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at March 31, 2026 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the three-month period ended March 31, 2026 by origination year follows.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2026	2025	2024	2023	2022	Prior
Residential real estate:
Current	$1,029	$3,214	$1,696	$1,128	$4,001	$12,197	$133	$—	$23,398
30-89 days past due	—	13	8	23	91	418	—	—	553
Accruing loans past due 90 days or more	—	2	10	27	158	437	—	—	634
Nonaccrual	—	1	5	4	43	219	—	—	272
Total residential real estate	$1,029	$3,230	$1,719	$1,182	$4,293	$13,271	$133	$—	$24,857
Gross charge-offs three months ended March 31, 2026	$—	$—	$—	$—	$—	$1	$—	$—	$1
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$—	$72	$3,340	$1,269	$4,681
30-89 days past due	—	—	—	—	—	1	—	30	31
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	4	1	79	84
Total home equity lines and loans	$—	$—	$—	$—	$—	$77	$3,341	$1,378	$4,796
Gross charge-offs three months ended March 31, 2026	$—	$—	$—	$—	$—	$—	$—	$1	$1
Recreational finance:
Current	$853	$3,817	$2,876	$1,626	$1,598	$3,233	$—	$—	$14,003
30-89 days past due	—	11	19	17	17	45	—	—	109
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	4	10	4	11	—	—	32
Total recreational finance	$853	$3,831	$2,899	$1,653	$1,619	$3,289	$—	$—	$14,144
Gross charge-offs three months ended March 31, 2026	$—	$5	$9	$10	$7	$15	$—	$—	$46
Automobile:
Current	$385	$1,796	$1,523	$495	$407	$341	$—	$—	$4,947
30-89 days past due	—	11	17	13	10	9	—	—	60
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	2	1	1	2	—	—	9
Total automobile	$385	$1,810	$1,542	$509	$418	$352	$—	$—	$5,016
Gross charge-offs three months ended March 31, 2026	$—	$3	$5	$2	$2	$1	$—	$—	$13
Other:
Current	$88	$266	$134	$76	$48	$43	$1,658	$1	$2,314
30-89 days past due	2	2	2	1	1	1	27	1	37
Accruing loans past due 90 days or more	—	—	—	—	—	—	10	—	10
Nonaccrual	1	1	1	—	—	1	—	—	4
Total other	$91	$269	$137	$77	$49	$45	$1,695	$2	$2,365
Gross charge-offs three months ended March 31, 2026	$—	$6	$3	$1	$—	$—	$18	$—	$28
Total loans at March 31, 2026	$6,527	$22,331	$13,548	$10,528	$13,371	$35,899	$36,175	$1,535	$139,914
Total gross charge-offs for the three months ended March 31, 2026	$—	$18	$23	$19	$15	$36	$41	$1	$153

3. Loans and allowance for loan losses, continued
The following table summarizes the loan grades applied at December 31, 2025 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial:
Pass	$9,462	$6,640	$4,075	$4,086	$2,203	$5,059	$28,124	$95	$59,744
Criticized accrual	216	337	479	390	116	348	1,355	36	3,277
Criticized nonaccrual	8	49	72	65	25	155	136	17	527
Total commercial and industrial	$9,686	$7,026	$4,626	$4,541	$2,344	$5,562	$29,615	$148	$63,548
Real estate:
Commercial:
Pass	$3,757	$400	$1,535	$1,681	$1,121	$8,970	$367	$—	$17,831
Criticized accrual	—	29	283	244	80	1,404	1	—	2,041
Criticized nonaccrual	24	—	4	25	49	218	—	—	320
Total commercial real estate	$3,781	$429	$1,822	$1,950	$1,250	$10,592	$368	$—	$20,192
Residential builder and developer:
Pass	$9	$1	$2	$2	$—	$5	$38	$—	$57
Criticized accrual	—	—	—	12	—	—	—	—	12
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$9	$1	$2	$14	$—	$5	$38	$—	$69
Other commercial construction:
Pass	$313	$221	$1,031	$606	$63	$198	$45	$—	$2,477
Criticized accrual	—	8	251	493	136	174	6	—	1,068
Criticized nonaccrual	—	—	—	8	1	4	—	—	13
Total other commercial construction	$313	$229	$1,282	$1,107	$200	$376	$51	$—	$3,558

3. Loans and allowance for loan losses, continued
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

3. Loans and allowance for loan losses, continued
Allowance for loan losses
For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolios by loan type. Changes in the allowance for loan losses and the reserve for unfunded credit commitments for the three-month periods ended March 31, 2026 and 2025 were as follows.

	Allowance for Loan Losses					Reserve for Unfunded Credit Commitments (a)
	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended March 31, 2026
Beginning balance	$771	$472	$100	$773	$2,116	$80
Provision for credit losses	71	(34)	(2)	90	125	15
Net charge-offs:
Charge-offs	(46)	(18)	(1)	(88)	(153)	—
Recoveries	21	1	2	24	48	—
Net charge-offs	(25)	(17)	1	(64)	(105)	—
Ending balance	$817	$421	$99	$799	$2,136	$95

Three Months Ended March 31, 2025
Beginning balance	$769	$599	$108	$708	$2,184	$60
Provision for credit losses	22	30	(3)	81	130	—
Net charge-offs:
Charge-offs	(50)	(22)	(2)	(86)	(160)	—
Recoveries	21	3	2	20	46	—
Net charge-offs	(29)	(19)	—	(66)	(114)	—
Ending balance	$762	$610	$105	$723	$2,200	$60
__________________________________________________________________________________
(a)Further information about unfunded credit commitments is included in note 13.
Despite the allocation in the preceding tables, the allowance for loan losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for loan losses, accruing loans with similar risk characteristics are evaluated collectively, generally through the use of statistically developed credit models or other quantitative methodologies. The statistically developed models project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of March 31, 2026 and December 31, 2025, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
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

3. Loans and allowance for loan losses, continued
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
Information with respect to loans that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month periods ended March 31, 2026 and 2025 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost	Interest Income Recognized
(Dollars in millions)	March 31, 2026			January 1, 2026	Three Months Ended March 31, 2026
Commercial and industrial	$466	$69	$535	$527	$7
Real estate:
Commercial	201	93	294	320	1
Residential builder and developer	—	—	—	—	—
Other commercial construction	2	8	10	13	—
Residential	107	165	272	264	2
Consumer:
Home equity lines and loans	41	43	84	82	2
Recreational finance	17	15	32	30	—
Automobile	7	2	9	11	—
Other	4	—	4	5	—
Total	$845	$395	$1,240	$1,252	$12
	March 31, 2025			January 1, 2025	Three Months Ended March 31, 2025
Commercial and industrial	$522	$140	$662	$696	$6
Real estate:
Commercial	341	53	394	468	7
Residential builder and developer	1	—	1	2	—
Other commercial construction	23	5	28	66	—
Residential	135	149	284	279	3
Consumer:
Home equity lines and loans	36	42	78	81	2
Recreational finance	17	9	26	31	—
Automobile	8	3	11	12	—
Other	56	—	56	55	—
Total	$1,139	$401	$1,540	$1,690	$18

3. Loans and allowance for loan losses, continued
Loan modifications
The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month periods ended March 31, 2026 and 2025.

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other (b)	Combination of Modification Types (c)	Total (d) (e)	Percent of Total Loan Class
Three Months Ended March 31, 2026
Commercial and industrial	$78	$10	$35	$123	.19%
Real estate:
Commercial	261	8	74	343	1.71
Residential builder and developer	9	—	—	9	7.86
Other commercial construction	61	—	—	61	1.90
Residential	14	3	4	21	.09
Consumer:
Home equity lines and loans	—	—	1	1	.01
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$423	$21	$114	$558	.40%

Three Months Ended March 31, 2025
Commercial and industrial	$35	$2	$74	$111	.18%
Real estate:
Commercial	131	—	—	131	.65
Residential builder and developer	—	—	—	—	—
Other commercial construction	225	—	—	225	4.53
Residential	40	3	7	50	.22
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$431	$5	$81	$517	.38%
__________________________________________________________________________________
(a)As of the respective period end.
(b)Loan modifications comprised of payment deferrals or interest rate reductions.
(c)Primarily term extensions combined with payment deferrals or interest rate reductions.
(d)Includes approximately $14 million and $36 million of loans guaranteed by government-related entities (predominantly first lien residential mortgage loans) for the three-month periods ended March 31, 2026 and 2025, respectively.
(e)Excludes unfunded commitments to extend credit totaling $31 million and $9 million for the three-month periods ended March 31, 2026 and 2025, respectively.

3. Loans and allowance for loan losses, continued
The financial effects of the modifications on the weighted-average remaining term of modified loans for the three-month periods ended March 31, 2026 and 2025 are summarized in the following table.

	Three Months Ended March 31,
(In years)	2026	2025
Increase to weighted-average remaining term
Commercial and industrial	2.0	0.8
Real estate:
Commercial (a)	1.0	0.8
Residential	11.2	9.0
__________________________________________________________________________________
(a)Inclusive of residential builder and developer loans and other commercial construction loans.
The following table summarizes the payment status, at March 31, 2026 and 2025, of loans to borrowers experiencing financial difficulty that were modified during the twelve-month periods ended March 31, 2026 and 2025, respectively.

	Amortized Cost (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More (b)	Total
Twelve Months Ended March 31, 2026
Commercial and industrial	$198	$13	$14	$225
Real estate:
Commercial	626	31	16	673
Residential builder and developer	12	—	—	12
Other commercial construction	120	32	—	152
Residential (c)	89	34	54	177
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	3	8	—	11
Total	$1,051	$118	$84	$1,253

Twelve Months Ended March 31, 2025
Commercial and industrial	$293	$3	$17	$313
Real estate:
Commercial	419	49	—	468
Residential builder and developer	1	—	—	1
Other commercial construction	289	30	9	328
Residential (c)	104	35	41	180
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	—	—	—	—
Total	$1,108	$117	$67	$1,292
__________________________________________________________________________________
(a) At the respective period end.
(b) Predominantly loan modifications of term extensions or term extensions combined with interest rate reductions.
(c) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $31 million and $29 million and as past due 90 days or more of $51 million and $34 million at March 31, 2026 and 2025, respectively.
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

4. Borrowings

The following table summarizes the Company's short-term and long-term borrowings at March 31, 2026 and December 31, 2025.

(Dollars in millions)	March 31, 2026	December 31, 2025
Short-term borrowings
Repurchase agreements	$51	$49
Advances from FHLB	7,800	2,100
Total short-term borrowings	$7,851	$2,149

Long-term borrowings
Senior notes — M&T	$5,550	$5,583
Senior notes — M&T Bank	1,946	1,946
Advances from FHLB	3	3
Subordinated notes — M&T	747	747
Subordinated notes — M&T Bank	489	489
Junior subordinated debentures — M&T (a)	403	403
Asset-backed notes (a)	2,027	1,730
Other	10	10
Total long-term borrowings	$11,175	$10,911
__________________________________________________________________________________
(a) Further information about Junior Subordinated Debentures and asset-backed note financing transactions is provided in note 11.
At March 31, 2026, M&T Bank had borrowing facilities available with the FHLB of New York whereby M&T Bank could borrow up to approximately $20.7 billion, of which $7.8 billion was outstanding at March 31, 2026. Additionally, M&T Bank had an available line of credit with the FRB of New York totaling approximately $26.5 billion at March 31, 2026. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.
In April 2026, M&T issued $500 million of subordinated notes that mature in April 2036 and pay a fixed rate of 5.295% semi-annually until April 2031 which, unless redeemed by M&T at that time, will reset to the U.S. Treasury rate for a five year maturity plus 1.38% until maturity. In April and May 2026, M&T Bank issued a combined $1.2 billion of senior unsecured notes that mature in April 2030 and pay a 4.548% fixed rate semi-annually until April 2029 after which SOFR plus 0.94% will be paid quarterly until maturity.

5. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of March 31, 2026 and December 31, 2025 is presented below.

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference Per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
									Three Months Ended March 31,
Series	March 31, 2026	December 31, 2025					March 31, 2026	December 31, 2025	2026	2025
Series F (a)	50,000	50,000	$10,000	10/28/2016	11/1/2026	5.125%	$500	$500	$128.13	$128.13
Series G (b)	—	40,000	10,000	—	—	—	—	400	182.60	182.60
Series H (c)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	0.35	0.35
Series I (d)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	87.50	87.50
Series J (e)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	187.50	187.50
Series K (f)	45,000	45,000	10,000	10/31/2025	12/15/2030	6.350	440	440	158.75	—
Total	10,220,000	10,260,000					$2,434	$2,834
__________________________________________________________________________________
(a)Dividends, if declared, are paid semi-annually at a rate of 5.125% through October 31, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR plus 378 basis points.
(b)On February 1, 2026, M&T redeemed all outstanding shares of the Series G Preferred Stock at par value.
(c)Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR rate plus 428 basis points.
(d)Dividends, if declared, are paid semi-annually at a rate of 3.5% through August 31, 2026. On September 1, 2026 and at each subsequent five year anniversary date therefrom the dividend rate will reset at a rate of the five-year U.S. Treasury rate plus 2.679%.
(e)Dividends, if declared, are paid quarterly at a rate of 7.5%.
(f)Dividends, if declared, are paid quarterly at a rate of 6.35%.
6. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At March 31, 2026 and December 31, 2025, the Company had $73 million and $75 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are included in Accrued interest and other assets in the Company's Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At March 31, 2026 and December 31, 2025, the Company had deferred revenue of $52 million and $54 million, respectively, related to the sources in the accompanying tables included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

6. Revenue from contracts with customers, continued
The following tables summarize sources of the Company’s noninterest income during the three-month periods ended March 31, 2026 and 2025 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended March 31, 2026
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$47	$92	$—	$139
Trust income	1	—	182	183
Brokerage services income	1	—	34	35
Other revenues from operations:
Merchant discount and credit card interchange fees	15	22	—	37
Other	15	7	2	24
	$79	$121	$218	$418

Three Months Ended March 31, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$45	$88	$—	$133
Trust income	1	—	176	177
Brokerage services income	1	—	31	32
Other revenues from operations:
Merchant discount and credit card interchange fees	16	21	—	37
Other	9	7	2	18
	$72	$116	$209	$397
7. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to eligible retired employees. Net periodic benefit for defined benefit plans consisted of the following.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Three Months Ended March 31,
Net periodic pension (benefit)/cost	2026	2025	2026	2025
Service cost	$2	$2	$—	$—
Interest cost on benefit obligation	23	27	1	1
Expected return on plan assets	(43)	(46)	—	—
Amortization of prior service credit and actuarial gains	—	(1)	(1)	(1)
Net periodic benefit	$(18)	$(18)	$—	$—
Service cost is reflected in Salaries and employee benefits and the other components of net periodic benefit cost are reflected in Other costs of operations in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $50 million for each of the three months ended March 31, 2026 and 2025.

8. Earnings per common share
The computations of basic earnings per common share follow.

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2026	2025
Income available to common shareholders:
Net income	$664	$584
Less: Preferred stock dividends	(43)	(36)
Net income available to common equity	621	548
Less: Income attributable to unvested stock-based compensation awards	(1)	(1)
Net income available to common shareholders	$620	$547
Weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	149,487	164,520
Less: Unvested stock-based compensation awards	(262)	(311)
Weighted-average shares outstanding	149,225	164,209

Basic earnings per common share	$4.16	$3.33
The computations of diluted earnings per common share follow.

	Three Months Ended March 31,
(Dollars in millions, except per share, shares in thousands)	2026	2025
Net income available to common equity	$621	$548
Less: Income attributable to unvested stock-based compensation awards	(1)	(1)
Net income available to common shareholders	$620	$547
Adjusted weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	149,487	164,520
Less: Unvested stock-based compensation awards	(262)	(311)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	884	838
Adjusted weighted-average shares outstanding	150,109	165,047

Diluted earnings per common share	$4.13	$3.32
Stock-based compensation awards to purchase common stock of M&T representing common shares of 0.1 million in each of the three-month periods ended March 31, 2026 and 2025 were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

9. Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the three-month periods ended March 31, 2026 and 2025.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2026	$208	$90	$81	$(7)	$372		$(95)	$277
Other comprehensive income before reclassifications:
Unrealized holding losses, net	(195)	—	—	—	(195)		49	(146)
Unrealized losses, net	—	(76)	—	—	(76)		20	(56)
Other	—	—	—	(1)	(1)		—	(1)
Total other comprehensive income (loss) before reclassifications	(195)	(76)	—	(1)	(272)		69	(203)
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net gains realized in net income	(4)	—	—	—	(4)	(a)	1	(3)
Net yield adjustment from cash flow hedges currently in effect	—	(5)	—	—	(5)	(b)	1	(4)
Amortization of prior service credit and actuarial gains	—	—	(1)	—	(1)	(c)	—	(1)
Total other comprehensive income (loss)	(199)	(81)	(1)	(1)	(282)		71	(211)
Balance — March 31, 2026	$9	$9	$80	$(8)	$90		$(24)	$66

Balance — January 1, 2025	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income before reclassifications:
Unrealized holding gains, net	197	—	—	—	197		(50)	147
Unrealized gains, net	—	91	—	—	91		(23)	68
Other	—	—	—	1	1		—	1
Total other comprehensive income (loss) before reclassifications	197	91	—	1	289		(73)	216
Amounts reclassified from accumulated other comprehensive income that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	53	—	—	53	(b)	(13)	40
Amortization of prior service credit and actuarial gains	—	—	(2)	—	(2)	(c)	—	(2)
Total other comprehensive income (loss)	197	144	(2)	1	340		(86)	254
Balance — March 31, 2025	$(8)	$9	$129	$(9)	$121		$(31)	$90
__________________________________________________________________________________
(a)Included in Gain (loss) on bank investment securities in the Consolidated Statement of Income.
(b)Included in Interest income in the Consolidated Statement of Income.
(c)Included in Other costs of operations in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net during the three-month periods ended March 31, 2026 and 2025 consisted of the following.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — January 1, 2026	$155	$67	$61	$(6)	$277
Net loss during period	(149)	(60)	(1)	(1)	(211)
Balance — March 31, 2026	$6	$7	$60	$(7)	$66

Balance — January 1, 2025	$(153)	$(101)	$98	$(8)	$(164)
Net gain (loss) during period	147	108	(2)	1	254
Balance — March 31, 2025	$(6)	$7	$96	$(7)	$90

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
Information about interest rate swap agreements entered into for interest rate risk management purposes summarized by type of financial instrument those agreements were intended to hedge follows.

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
March 31, 2026
Fair value hedges:
Fixed rate long-term borrowings (b)	$6,100	4.6	3.56%	3.81%	$7
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (c)	25,525	1.1	3.63	3.66	5
Total	$31,625	1.8			$12
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$6,100	4.8	3.56%	4.02%	$(9)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	24,900	1.3	3.63	3.81	(6)
Total	$31,000	2.0			$(15)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $56 million and $6 million at March 31, 2026 and December 31, 2025, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of gains of $4 million and $96 million at March 31, 2026 and December 31, 2025, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Includes notional amount and terms of $10.5 billion of forward-starting interest rate swap agreements that become effective in 2026 and 2027.
(d)Includes notional amount and terms of $1.8 billion of forward-starting interest rate swap agreements that became effective in 2026.
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
As described in note 1, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value. In preparation for this election, on December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate derivative contracts with a total notional value of $1.7 billion and $1.6 billion at March 31, 2026 and December 31, 2025, respectively. Changes in the fair value of such derivative contracts in 2026 are included in Mortgage banking revenues in the Company's Consolidated Statement of Income.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $44.0 billion and $43.0 billion at March 31, 2026 and December 31, 2025, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $2.3 billion and $2.4 billion at March 31, 2026 and December 31, 2025, respectively.

10. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows.

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$12	$—	$—	$15
Commitments to sell real estate loans	17	1	1	1
	29	1	1	16
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	9	17	3	21
Commitments to sell real estate loans	11	24	2	6
Interest rate contracts (b)	9	13	4	2
	29	54	9	29
Other:
Interest rate contracts (b)	140	173	398	394
Foreign exchange and other option and futures contracts	19	17	17	15
	159	190	415	409
Total derivatives	$217	$245	$425	$454
__________________________________________________________________________________
(a)Asset derivatives are included in Accrued interest and other assets and liability derivatives are included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at March 31, 2026 and December 31, 2025 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $362 million and $341 million, respectively, and in a liability position of $15 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended March 31,
	2026		2025
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(33)	$33	$93	$(92)
Total	$(33)	$33	$93	$(92)
Derivatives not designated as hedging instruments
Interest rate contracts (b)	$10		$5
Foreign exchange and other option and futures contracts (c)	6		4
Total	$16		$9
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Includes gains of $8 million and $5 million in Trading account and other non-hedging derivative gains for the three months ended March 31, 2026 and 2025, respectively, and gains of $2 million in Mortgage banking revenues in the Company's Consolidated Statement of Income for the three months ended March 31, 2026.
(c)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$6,039	$6,072	$(49)	$(16)

10. Derivative financial instruments, continued
The net effect of interest rate swap agreements was to increase net interest income by $1 million and decrease net interest income by $62 million during the three-month periods ended March 31, 2026 and 2025, respectively. The amount of interest income recognized in the Company's Consolidated Statement of Income associated with derivatives designated as cash flow hedges was an increase of $5 million and a decrease of $53 million for the three-month periods ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the unrealized gain recognized in other comprehensive income related to cash flow hedges was $9 million of which gains of $6 million are expected to be reclassified into earnings over the next twelve months.
The Company predominantly clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $172 million and $224 million at March 31, 2026 and December 31, 2025, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
The Company does not offset derivative asset and liability positions in its consolidated financial statements. The Company’s exposure to credit risk by entering into derivative contracts is mitigated through master netting agreements and collateral posting or settlement requirements. Master netting agreements covering interest rate and foreign exchange contracts with the same party include a right to set-off that becomes enforceable in the event of default, early termination or under other specific conditions. Interest rate swap agreements entered into with customers are subject to the Company’s credit risk standards and may contain illiquid cross-collateral provisions with customer credit facilities. Information about master netting agreements and collateral postings related to the derivative instruments in the Company's Consolidated Balance Sheet follows.

10. Derivative financial instruments, continued

(Dollars in millions)	Fair Value Amount in Consolidated Balance Sheet	Master Netting Agreements	Collateral (a)	Net Amount
March 31, 2026
Derivative assets
Clearinghouse settlements (b)	$13	$—	$—	$13
Subject to master netting agreements	117	(24)	(93)	—
Not subject to master netting agreements (c)	87	—	(2)	85
Total	$217	$(24)	$(95)	$98
Derivative liabilities
Clearinghouse settlements (b)	$1	$—	$—	$1
Subject to master netting agreements	21	(24)	22	19
Not subject to master netting agreements (c)	403	—	(1)	402
Total	$425	$(24)	$21	$422

December 31, 2025
Derivative assets
Clearinghouse settlements (b)	$8	$—	$—	$8
Subject to master netting agreements	98	(33)	(49)	16
Not subject to master netting agreements (c)	139	—	—	139
Total	$245	$(33)	$(49)	$163
Derivative liabilities
Clearinghouse settlements (b)	$16	$—	$—	$16
Subject to master netting agreements	38	(33)	(7)	(2)
Not subject to master netting agreements (c)	400	—	(1)	399
Total	$454	$(33)	$(8)	$413
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
(c)The fair value of derivative assets and derivative liabilities not subject to master netting agreements predominantly relate to transactions with commercial customers.
11. Variable interest entities and asset securitizations
The Company’s securitization activities include securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. Additionally, M&T Bank and its subsidiaries have issued asset-backed notes secured by equipment finance loans and leases, automobile loans or recreational finance loans. Those loans and leases were sold into special purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in those securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. Assets held in each special purpose trust may only be used to settle the respective obligations of the asset-backed notes issued by that trust and the holders of the asset-backed notes have no recourse to the Company. The outstanding balances of those asset-backed notes issued to third party investors are included in Long-term borrowings in the Company's Consolidated Balance Sheet.

11. Variable interest entities and asset securitizations, continued
Information about the asset-backed notes issued to investors and the respective special purpose trust at March 31, 2026 and December 31, 2025 are included in the following table.

(Dollars in millions)		March 31, 2026				December 31, 2025
Issue Date	Collateral Type	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors	Weighted-Average Life (In years)	Weighted-Average Rate	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors
August 2023	Equipment finance loans and leases	$209	$109	0.5	5.74%	$244	$141
March 2024	Automobile loans	223	211	1.1	5.20	252	239
August 2024	Equipment finance loans and leases	432	355	1.3	4.84	483	396
February 2025	Automobile loans	476	460	1.3	4.68	529	513
May 2025	Equipment finance loans and leases	501	406	1.6	4.76	546	441
February 2026	Recreational finance loans	544	486	4.6	4.35	—	—
			$2,027				$1,730
M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of March 31, 2026 and December 31, 2025, the Company included the Junior Subordinated Debentures in Long-term borrowings in the Company's Consolidated Balance Sheet and recognized $16 million in Accrued interest and other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.9 billion and $10.7 billion at March 31, 2026 and December 31, 2025, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table.

(Dollars in millions)	March 31, 2026	December 31, 2025
Affordable housing projects:
Carrying amount (a)	$1,819	$1,867
Amount of future funding commitments included in carrying amount (b)	859	889
Contingent commitments	109	109
Renewable energy:
Carrying amount (a)	70	67
Amount of future funding commitments included in carrying amount (b)	35	66
Other:
Carrying amount (a)	46	33
Amount of future funding commitments included in carrying amount (b)	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

11. Variable interest entities and asset securitizations, continued
The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $16 million (net of $49 million of investment amortization) and $9 million (net of $44 million of investment amortization) for the three months ended March 31, 2026 and 2025, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at March 31, 2026 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $6 million for each of the three months ended March 31, 2026 and 2025. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of March 31, 2026 was $2.3 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
12. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. Effective January 1, 2026 the Company has elected to account for its residential mortgage loan servicing right assets at fair value. Further information about this election is included in note 1. The Company has not made any other fair value elections at March 31, 2026.
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
When available, the Company attempts to use quoted market prices in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is often determined using model-based techniques incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using model-based techniques are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation. A description of the valuation methodologies used for the Company's assets and liabilities that are measured at fair value on a recurring basis and on a nonrecurring basis is included in notes 1 and 19 of Notes to Financial Statements in M&T's 2025 Annual Report.

12. Fair value measurements, continued
Recurring fair value measurements
The following tables present assets and liabilities at March 31, 2026 and December 31, 2025 measured at fair value on a recurring basis.

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3
March 31, 2026
Trading account	$92	$12	$80	$—
Investment securities available for sale:
U.S. Treasury	3,240	—	3,240	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,782	—	4,782	—
Residential	17,205	—	17,205	—
Other	1	—	1	—
Total investment securities available for sale	25,228	—	25,228	—
Equity securities	281	281	—	—
Real estate loans held for sale	686	—	686	—
Residential mortgage loan servicing rights	542	—	—	542
Other assets	217	—	215	2
Total assets	$27,046	$293	$26,209	$544
Other liabilities	$425	$—	$425	$—
Total liabilities	$425	$—	$425	$—

December 31, 2025
Trading account	$97	$12	$85	$—
Investment securities available for sale:
U.S. Treasury	6,343	—	6,343	—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,816	—	4,816	—
Residential	12,042	—	12,042	—
Other	1	—	1	—
Total investment securities available for sale	23,202	—	23,202	—
Equity securities	281	281	—	—
Real estate loans held for sale	925	—	925	—
Other assets	245	—	242	3
Total assets	$24,750	$293	$24,454	$3
Other liabilities	$454	$—	$454	$—
Total liabilities	$454	$—	$454	$—
The changes in fair value of residential mortgage loans servicing right assets for the three months ended March 31, 2026 are presented in the following table.

(Dollars in millions)	Residential Mortgage Loan Servicing Rights (Level 3)
Balance at December 31, 2025 — at amortized cost	$287
January 1, 2026 - fair value accounting election	263
Additions	8
Changes in fair value included in Mortgage banking revenues (a)	(16)
Balance at March 31, 2026 — at fair value	$542
__________________________________________________________________________________
(a)Includes a $17 million reduction in fair value attributable to the realization of expected net servicing cash flows over time.

12. Fair value measurements, continued
Significant unobservable inputs used in the fair value measurement of residential mortgage loan servicing right assets vary by loan type and included prepayment assumptions and an OAS over market implied forward SOFR to determine an appropriate discount rate. An increase (decrease) in the prepayment speed and OAS each would generally result in a lower (higher) fair value measurement of residential mortgage loan servicing rights. The key economic assumptions used to determine the fair value of residential capitalized servicing rights at March 31, 2026 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

(Dollars in millions)
Weighted-average prepayment speeds (range 6% - 17%)	7.44%
Impact on fair value of 10% adverse change	$(16)
Impact on fair value of 20% adverse change	(30)
Weighted-average OAS (range 5% - 20%)	7.22%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	(29)
Nonrecurring fair value measurements
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of certain loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. The following table summarizes loans subject to such nonrecurring fair value measurements at March 31, 2026 and 2025.

	March 31,
(Dollars in millions)	2026	2025
Level 1	$—	$—
Level 2	74	128
Level 3	240	396
	$314	$524
Changes in fair value recognized for the quarter ended	$(38)	$(35)
Capitalized servicing rights
Prior to January 1, 2026, the Company utilized the amortization method to subsequently measure its residential mortgage loan servicing right assets, subject to impairment charges on a non-recurring basis when the carrying value of certain strata exceeded their fair value. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of December 31, 2025 and March 31, 2025. The Company has not made a fair value accounting election for its commercial mortgage loan servicing right assets. Such assets required no valuation allowance at each of March 31, 2026, December 31, 2025 and March 31, 2025.

12. Fair value measurements, continued
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Company's Consolidated Balance Sheet are presented in the following table.

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
March 31, 2026
Financial assets:
Cash and due from banks	$1,903	$1,903	$1,732	$171	$—
Interest-bearing deposits at banks	14,445	14,445	—	14,445	—
Investment securities held to maturity	12,119	11,355	—	11,314	41
Loans, net	137,778	137,229	—	4,786	132,443
Financial liabilities:
Time deposits (a)	13,082	13,051	—	13,051	—
Short-term borrowings	7,851	7,851	—	7,851	—
Long-term borrowings	11,175	11,327	—	11,327	—
December 31, 2025
Financial assets:
Cash and due from banks	1,701	1,701	1,588	113	—
Interest-bearing deposits at banks	17,068	17,068	—	17,068	—
Investment securities held to maturity	12,430	11,715	—	11,671	44
Loans, net	136,586	136,269	—	7,427	128,842
Financial liabilities:
Time deposits (a)	13,227	13,208	—	13,208	—
Short-term borrowings	2,149	2,149	—	2,149	—
Long-term borrowings	10,911	11,179	—	11,179	—
__________________________________________________________________________________
(a)Includes $2.7 billion and $2.8 billion of time deposits with balances greater than $250,000 at March 31, 2026 and December 31, 2025, respectively.
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

(Dollars in millions)	March 31, 2026	December 31, 2025
Commitments to extend credit:
Commercial and industrial	$35,261	$35,654
Commercial real estate loans to be sold	529	773
Other commercial real estate	2,948	2,331
Residential real estate loans to be sold	222	224
Other residential real estate	856	679
Home equity lines of credit	7,910	7,974
Credit cards	6,739	6,601
Other	554	444
Standby letters of credit	2,382	2,318
Commercial letters of credit	53	72
Financial guarantees and indemnification contracts	4,848	4,751
Commitments to sell real estate loans	1,447	1,898
Commitments to extend credit are agreements to lend to customers and generally have fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.9 billion at each of March 31, 2026 and December 31, 2025 that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.
Financial guarantees and indemnification contracts are predominantly comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's contractual credit risk for recourse associated with loans sold under this program totaled approximately $4.7 billion and $4.6 billion at March 31, 2026 and December 31, 2025, respectively.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. As disclosed in note 3, the Company maintains a reserve for unfunded credit commitments, which is included in Accrued interest and other liabilities in its Consolidated Balance Sheet, for estimated credit losses related to such contracts.
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

13. Commitments and contingencies, continued
The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At March 31, 2026, the Company believes that its obligation to loan purchasers was not material to the Company’s consolidated financial position.
At March 31, 2026, the Company had no remaining liability related to the FDIC special assessment, compared with $22 million at December 31, 2025. Such amounts are classified as Accrued interest and other liabilities in the Consolidated Balance Sheet. The FDIC has indicated that the amount of the special assessment may be adjusted in the future should its loss estimate change.
Legal proceedings and other matters
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. It is reasonably possible that pending or threatened litigation could result in exposure in excess of that liability. Although not considered probable, the reasonably possible losses for such matters beyond the existing recorded liability is not likely to exceed $25 million in the aggregate at March 31, 2026. That estimate is subject to significant judgment based on currently available information and various assumptions about known and unknown uncertainties. That estimate does not represent the Company’s maximum loss exposure and actual losses may vary significantly from that amount.
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
On January 12, 2026, certain note holders filed a civil complaint against Wilmington Trust, N.A. for an unspecified amount of damages arising from alleged breaches of contract and fiduciary duty related to certain Tricolor Holdings, LLC asset-backed securitization transactions. Wilmington Trust, N.A. intends to vigorously defend itself against this legal action. The facts and circumstances of the Tricolor Holdings, LLC bankruptcy and its alleged fraudulent activities as well as the extent of damages, if any, incurred by parties participating in the warehouse facilities and asset-backed securitization transactions are still being learned. The Company believes it may incur losses as a result of this litigation or other potential claims that may arise as a result of these events, but at the current time it is not

13. Commitments and contingencies, continued
possible to estimate any potential legal or other liability of Wilmington Trust, N.A. as a result of its capacities in the warehouse facilities and asset-backed securitization transactions. Such losses, if any, are currently not expected to be material to the Company’s financial position at March 31, 2026.
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
The financial information of the Company's segments was compiled utilizing the accounting policies described in note 21 of Notes to Financial Statements in M&T's 2025 Annual Report. The management accounting policies and processes utilized in compiling segment financial information are highly subjective and, unlike financial accounting, are not based on authoritative guidance similar to GAAP. As a result, reported segment results are not necessarily comparable with similar information reported by other financial institutions. Furthermore, changes in management structure or allocation methodologies and procedures may result in changes in reported segment financial data.
Information about the Company's segments is presented in the accompanying table.

	Three Months Ended March 31,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (a)	$535	$529	$950	$972	$156	$171	$111	$23	$1,752	$1,695
Noninterest income	193	173	217	208	221	209	58	21	689	611
Total revenue	728	702	1,167	1,180	377	380	169	44	2,441	2,306
Provision for credit losses	29	36	82	79	—	3	29	12	140	130
Salaries and employee benefits	145	151	197	196	109	106	463	434	914	887
Depreciation and amortization	10	10	36	62	2	2	49	56	97	130
Other direct expenses	78	67	103	99	35	26	211	206	427	398
Indirect expense (b)	127	123	289	279	80	81	(496)	(483)	—	—
Income (loss) before taxes	339	315	460	465	151	162	(87)	(181)	863	761
Income tax expense (benefit)	89	84	116	118	39	41	(45)	(66)	199	177
Net income (loss)	$250	$231	$344	$347	$112	$121	$(42)	$(115)	$664	$584
Average total assets	$78,804	$79,362	$58,821	$54,381	$4,744	$4,102	$71,459	$70,476	$213,828	$208,321
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated to $11 million and $12 million for the three-month periods ended March 31, 2026 and 2025, respectively, and is eliminated in "All Other" total revenues.
(b)Indirect expense represents centrally-allocated costs associated with certain technology, operations, risk management, finance and human resources expenses provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.

15. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at March 31, 2026 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Consolidated Statement of Income. That income totaled $33 million for the three months ended March 31, 2026. No distributions were received for the three months ended March 31, 2025.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has loan servicing rights for mortgage loans securitized by Bayview Financial having outstanding principal balances of $847 million at March 31, 2026 and $875 million at December 31, 2025. The Company also sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $124.0 billion and $156.9 billion at March 31, 2026 and December 31, 2025, respectively. Revenues earned for servicing and sub-servicing such loans were $63 million and $41 million for the three months ended March 31, 2026 and 2025, respectively.
The Company also held $30 million and $32 million of mortgage-backed securities in its held-to-maturity portfolio at March 31, 2026 and December 31, 2025, respectively, that were securitized by Bayview Financial. The Company had various lending commitments to Bayview Financial totaling $956 million at March 31, 2026, with $802 million and $635 million of outstanding balances at March 31, 2026 and December 31, 2025, respectively. Bayview Financial also maintained $3.6 billion and $3.5 billion of deposit balances with the Company at March 31, 2026 and December 31, 2025, respectively, inclusive of deposits related to loan servicing relationships.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and other information included in this Quarterly Report on Form 10-Q as well as with M&T's 2025 Annual Report. Information regarding the Company's business, its supervision and regulation and potential risks and uncertainties that may affect the Company's business, financial condition, liquidity and results of operations are also included in the 2025 Annual Report.
Financial Overview
A summary of financial results for the Company is provided below.
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions, except per share)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Net interest income	$1,752	$1,779	$(27)	-2%	$1,752	$1,695	$57	3%
Taxable-equivalent adjustment (a)	11	11	—	-3	11	12	(1)	-6
Net interest income (taxable-equivalent basis) (a)	1,763	1,790	(27)	-2	1,763	1,707	56	3
Provision for credit losses	140	125	15	12	140	130	10	8
Other income	689	696	(7)	-1	689	611	78	13
Other expense	1,438	1,379	59	4	1,438	1,415	23	2
Net income	664	759	(95)	-13	664	584	80	14
Per common share data:
Basic earnings	4.16	4.71	(.55)	-12	4.16	3.33	.83	25
Diluted earnings	4.13	4.67	(.54)	-12	4.13	3.32	.81	24
Performance ratios, annualized
Return on:
Average assets	1.26%	1.41%			1.26%	1.14%
Average common shareholders’ equity	9.67	10.87			9.67	8.36
Net interest margin	3.71	3.69			3.71	3.66
__________________________________________________________________________________
(a)Net interest income data are presented on a taxable-equivalent basis which is a non-GAAP measure. The taxable-equivalent adjustment represents additional income taxes that would be due if all interest income were subject to income taxes. This adjustment, which is related to interest received on qualified municipal securities, industrial revenue financings and preferred equity securities, is based on the statutory federal income tax rate.
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in mortgage banking revenues. As a result, amortization associated with residential mortgage loan servicing right assets previously recognized in other costs of operations is no longer recorded. Instead, beginning in 2026, fair value changes in the mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in mortgage banking revenues. On December 31, 2025, the Company began economically hedging the risk of fair value changes in these assets through the use of various interest rate derivative contracts, for which changes in fair value are also reflected in mortgage banking revenues. As a result of the Company's election on January 1, 2026 to prospectively measure residential mortgage loan servicing right assets at fair value, the Company recorded an increase in capitalized servicing assets included in accrued interest and other assets of $263 million and a corresponding after-tax increase to retained earnings of $197 million, representing an 8 basis-point increase to CET1 capital on the election date.
The decrease in net income in the recent quarter as compared with the fourth quarter of 2025 resulted from the following:
•Net interest income on a taxable-equivalent basis decreased $27 million reflective of two less calendar days in the recent quarter. The Company's net interest margin widened by 2 basis points as a reduction in rates paid on interest-bearing liabilities outpaced the decline in yields received on earning assets. The higher net interest spread was partially offset by a lower contribution of interest-free funds.
•The provision for credit losses increased $15 million reflecting the potential negative impact of global conflicts on economic forecasts and a higher provision for unfunded credit commitments, partially offset by a decrease in the level of criticized loans.

•Noninterest income decreased $7 million resulting from lower mortgage banking revenues, inclusive of the effects of the Company's accounting election discussed herein, and a decline in trading account and other non-hedging derivative gains, partially offset by higher other revenues from operations that included a $33 million distribution from M&T's investment in BLG in the recent quarter.
•Noninterest expense rose $59 million reflecting higher salaries and employee benefits expense, including $115 million of seasonal salaries and employee benefits expense in the recent quarter, partially offset by declines in professional and other services expense and advertising and marketing costs. The impact of a reduction of FDIC special assessment expense and a contribution to The M&T Charitable Foundation each in the fourth quarter of 2025 was largely offsetting. Other costs of operations in the fourth quarter of 2025 included amortization of residential mortgage loan servicing right assets.
The increase in net income in the first quarter of 2026 as compared with 2025's initial quarter reflects the following:
•Net interest income on a taxable-equivalent basis increased $56 million reflecting growth in average loans and investment securities and favorable earning asset and interest-bearing liability repricing, including an improved impact from interest rate swap agreements. The Company's net interest margin expanded 5 basis points as reductions in deposit and borrowing costs outpaced a decline in yields received on earning assets.
•The provision for credit losses increased $10 million reflecting a higher provision for unfunded credit commitments in the recent quarter.
•Noninterest income increased $78 million reflecting a rise in other revenues from operations, including a distribution from M&T's investment in BLG in the recent quarter and an increase in letter of credit and other credit-related fees, and higher mortgage banking revenues, service charges on deposit accounts and trust income. The Company's accounting election described herein partially offset the increase in mortgage banking revenues.
•Noninterest expense increased $23 million reflecting higher levels of salaries and employee benefits expense, outside data processing and software costs and professional and other services expense, partially offset by lower other costs of operations. Other costs of operations in the first quarter of 2025 included amortization of residential mortgage loan servicing right assets.
The Company's effective income tax rates were 23.0%, 21.8% and 23.2% for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively.
Under programs authorized by the Board of Directors, M&T repurchased 5.5 million shares of its common stock during the recent quarter at a total cost of $1.25 billion, compared with 2.7 million shares at a total cost of $507 million in the fourth quarter of 2025 and 3.4 million shares of its common stock at a total cost of $662 million during the first three months of 2025. On March 30, 2026, M&T's Board of Directors authorized a program under which $5.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. On February 1, 2026, M&T redeemed all 40,000 outstanding shares of its Perpetual Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, for $400 million.

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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions, except per share)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Net operating income	$671	$767	$(96)	-12%	$671	$594	$77	13%
Diluted net operating earnings per share	4.18	4.72	(.54)	-11	4.18	3.38	.80	24
Annualized return on:
Average tangible assets	1.33%	1.49%			1.33%	1.21%
Average tangible common equity	14.51	16.24			14.51	12.53
Efficiency ratio	58.3	55.1			58.3	60.5
Tangible equity per common share (a)	$115.96	$117.45	(1.49)	-1	$115.96	$111.13	4.83	4
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
The Company's average balance sheets accompanied by the taxable-equivalent interest income and expense and the annualized average rate on the Company's earning assets and interest-bearing liabilities are presented as follows.
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	March 31, 2026			December 31, 2025			March 31, 2025
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$63,804	$944	6.00%	$62,257	$975	6.22%	$61,056	$958	6.36%
Real estate - commercial	23,496	354	6.03	24,101	383	6.21	26,259	405	6.16
Real estate - residential	24,817	283	4.56	24,765	285	4.60	23,176	257	4.44
Consumer	26,306	420	6.48	26,477	438	6.58	24,353	394	6.57
Total loans	138,423	2,001	5.86	137,600	2,081	6.00	134,844	2,014	6.06
Interest-bearing deposits at banks	16,231	149	3.71	17,964	181	3.98	19,695	218	4.48
Trading account	95	—	3.44	97	—	3.42	97	—	3.42
Investment securities (b):
U.S. Treasury	5,795	59	4.12	6,997	73	4.11	8,634	81	3.82
Mortgage-backed securities (c)	28,756	308	4.29	26,539	282	4.26	22,453	223	3.97
State and political subdivisions	2,104	18	3.56	2,148	18	3.44	2,313	21	3.64
Other	1,190	12	3.95	1,021	13	4.85	1,080	15	5.71
Total investment securities	37,845	397	4.26	36,705	386	4.17	34,480	340	4.00
Total earning assets	192,594	2,547	5.36	192,366	2,648	5.46	189,116	2,572	5.52
Goodwill	8,465			8,465			8,465
Core deposit and other intangible assets	59			69			92
Other assets	12,710			11,991			10,648
Total assets	$213,828			$212,891			$208,321
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$106,593	$483	1.84%	$107,287	$551	2.04%	$101,564	$552	2.20%
Time deposits	13,128	97	3.01	13,586	109	3.18	14,220	124	3.54
Total interest-bearing deposits	119,721	580	1.96	120,873	660	2.17	115,784	676	2.37
Short-term borrowings	5,695	54	3.86	2,064	23	4.21	2,869	32	4.52
Long-term borrowings	11,064	150	5.49	12,555	175	5.51	11,285	157	5.65
Total interest-bearing liabilities	136,480	784	2.33	135,492	858	2.51	129,938	865	2.70
Noninterest-bearing deposits	44,547			44,184			45,436
Other liabilities	4,153			4,245			3,949
Total liabilities	185,180			183,921			179,323
Shareholders’ equity	28,648			28,970			28,998
Total liabilities and shareholders’ equity	$213,828			$212,891			$208,321
Net interest spread			3.03			2.95			2.82
Contribution of interest-free funds			.68			.74			.84
Net interest income/margin on earning assets		$1,763	3.71%		$1,790	3.69%		$1,707	3.66%

Total deposits	$164,268	$580	1.43%	$165,057	$660	1.59%	$161,220	$676	1.70%
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
Taxable-equivalent net interest income decreased $27 million in the recent quarter as compared with the fourth quarter of 2025 reflective of two less calendar days in the recent quarter. The net interest margin increased 2 basis points over that same time period reflecting an 18 basis-point decline in rates paid on interest-bearing liabilities that outpaced a 10 basis-point decline in yields received on earning assets. The decline in the yields received on earning assets and rates paid on interest-bearing liabilities reflects the impact of two 25 basis-point reductions in the FOMC's federal funds target interest rate in the fourth quarter of 2025. The 8 basis-point increase in net interest spread was partially offset by a 6 basis-point reduction in the contribution of interest-free funds reflecting a lower interest rate environment.
Taxable-equivalent net interest income for the first three months of 2026 increased $56 million as compared with the same 2025 period. That increase reflects a 5 basis-point widening of the net interest margin driven by a 37 basis-point decrease in the cost of interest-bearing liabilities, partially offset by a 16 basis-point decline in yields received on earning assets. Contributing to those changes was the aforementioned FOMC interest rate reductions in 2025. The yields received on earning assets in the recent quarter reflect a comparatively favorable impact from interest rate swap agreements entered into for interest rate risk purposes on yields received on commercial and industrial and commercial real estate loans. Partially offsetting the overall decline in yields received on earning assets was an increase in the yields received on investment securities from the deployment of liquidity into fixed rate investment securities throughout 2025 and the first three months of 2026 that yielded higher rates than investment securities that matured or were sold. The 21 basis-point increase in net interest spread was partially offset by a 16 basis-point reduction in the contribution of interest-free funds, reflecting lower average balances of noninterest-bearing deposits and a lower rate environment.
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
Interest rate swap agreements
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields received on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at March 31, 2026 and December 31, 2025.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
March 31, 2026
Fair value hedges:
Fixed rate long-term borrowings — active	$6,100	4.6	3.56%	3.81%
Total fair value hedges	6,100	4.6
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	15,000	0.6	3.80	3.65
Forward-starting	10,525	1.8	3.39	3.66
Total cash flow hedges	25,525	1.1
Total	$31,625	1.8
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$4,350	3.9	3.52%	4.09%
Fixed rate long-term borrowings — forward-starting	1,750	7.1	3.68	3.84
Total fair value hedges	6,100	4.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	15,200	0.7	3.81	3.78
Forward-starting	9,700	2.0	3.37	3.84
Total cash flow hedges	24,900	1.3
Total	$31,000	2.0
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
INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$5	.01%	$(7)	-.02%	$(53)	-.11%
Interest expense	4	.01	8	.02	9	.03
Net interest income/margin	$1	—%	$(15)	-.03%	$(62)	-.13%
Average notional amount (b)	$20,926		$19,636		$23,816
Rate received (c)		3.76%		3.54%		3.34%
Rate paid (c)		3.74		3.85		4.39
__________________________________________________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate paid or received on interest rate swap agreements in effect during the period.

Lending activities
The following table summarizes changes in the components of average loans and reflects the Company's efforts to reduce its exposure to commercial real estate loans designated as criticized.
AVERAGE LOANS

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	Percentage Change	March 31, 2026	March 31, 2025	Percentage Change
Commercial and industrial	$63,804	$62,257	2%	$63,804	$61,056	5%
Real estate - commercial	23,496	24,101	-3	23,496	26,259	-11
Real estate - residential	24,817	24,765	—	24,817	23,176	7
Consumer:
Home equity lines and loans	4,792	4,771	—	4,792	4,565	5
Recreational finance	14,075	14,167	-1	14,075	12,684	11
Automobile	5,084	5,209	-2	5,084	4,896	4
Other	2,355	2,330	1	2,355	2,208	7
Total consumer	26,306	26,477	-1	26,306	24,353	8
Total	$138,423	$137,600	1%	$138,423	$134,844	3%
Average loans totaled $138.4 billion in the first quarter of 2026, up $823 million from the fourth quarter of 2025.
•Average commercial and industrial loans grew $1.5 billion reflecting growth in loans to the financial and insurance industry.
•Commercial real estate loans decreased $605 million, reflecting reductions of $293 million and $312 million of average construction and average permanent commercial real estate loans, respectively.
•Average consumer loans decreased $171 million reflecting lower average balances of automobile loans of $125 million and recreational finance loans of $92 million.
In the first three months of 2026, average loans increased $3.6 billion from the corresponding 2025 period.
•Average commercial and industrial loans increased $2.7 billion reflecting growth that spanned most industry types.
•Average commercial real estate loans declined $2.8 billion as the Company executed various strategies to reduce its relative concentration of such loans designated as criticized. Average permanent and construction commercial real estate loans decreased by $381 million and $2.4 billion, respectively. The decline in average commercial real estate construction loans reflects the sale of $661 million of out-of-footprint residential builder and developer loans in June 2025.
•Average residential real estate loans increased $1.6 billion reflecting the retention of originated residential mortgage loans and purchases.
•Average consumer loans increased $2.0 billion reflecting growth in average recreational finance loans of $1.4 billion, home equity loans and lines of credit of $227 million and automobile loans of $188 million.

Borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses including fund banking companies and mortgage warehouse lending businesses. Approximately 89% of loans to the financial and insurance industry and 7% of loans to the services industry were designated as loans to NDFIs as prescribed in regulatory guidance applicable to the Company at March 31, 2026. The following table presents commercial and industrial commitments and outstanding balances of loans to NDFIs at March 31, 2026.
COMMERCIAL AND INDUSTRIAL COMMITMENTS AND LOANS TO NDFIs

(Dollars in millions)	Commitment Amount	Outstanding Balance
March 31, 2026
Mortgage credit intermediaries (a)	$11,395	$6,455
Private equity funds (b)	5,856	3,469
Business credit intermediaries (c)	3,997	2,070
Consumer credit intermediaries (d)	1,054	574
Other	2,391	765
Total	$24,693	$13,333
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
Investing activities
The Company's investment securities portfolio is primarily comprised of government-issued or guaranteed residential and commercial mortgage-backed securities and U.S. Treasury securities, but also includes municipal and other securities. When purchasing investment securities, the Company considers its liquidity position and its overall interest rate risk profile as well as the adequacy of expected returns relative to risks assumed, including prepayments. The Company may occasionally sell investment securities as a result of movements in interest rates and spreads, changes in liquidity needs, actual or anticipated prepayments, credit risk associated with a particular security, or as a result of restructuring its investment securities portfolio. The amounts of investment securities held by the Company are influenced by such factors as available yield in comparison with alternative investments, demand for loans, which generally yield more than investment securities, ongoing repayments, the levels of deposits, and management of liquidity and balance sheet size and resulting capital ratios. Information about the Company's average investment securities portfolio is presented in the following table.
AVERAGE INVESTMENT SECURITIES

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	Percentage Change	March 31, 2026	March 31, 2025	Percentage Change
Investment securities available for sale:
U.S. Treasury	$5,391	$6,552	-18%	$5,391	$7,995	-33%
Mortgage-backed securities (a)	18,995	16,547	15	18,995	11,704	62
Other	1	1	-21	1	3	-70
Total available for sale	24,387	23,100	6	24,387	19,702	24
Investment securities held to maturity:
U.S. Treasury	404	445	-9	404	639	-37
Mortgage-backed securities (a)	9,761	9,992	-2	9,761	10,749	-9
State and political subdivisions	2,104	2,148	-2	2,104	2,313	-9
Other	1	1	-2	1	1	-13
Total held to maturity	12,270	12,586	-3	12,270	13,702	-10
Equity and other securities	1,188	1,019	17	1,188	1,076	11
Total investment securities	$37,845	$36,705	3%	$37,845	$34,480	10%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.

The investment securities portfolio averaged $37.8 billion in the first quarter of 2026, up $1.1 billion and $3.4 billion from the fourth and first quarters of 2025, respectively. Those increases reflect the Company's deployment of liquidity into primarily fixed-rate mortgage-backed investment securities classified as available-for-sale. In the recent quarter the Company sold $2.5 billion of U.S. Treasury securities, all of which had maturity dates in 2026. As a result of the purchases of higher-yielding securities and sales, paydowns and maturities of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased to 4.71% at March 31, 2026 and 4.64% at December 31, 2025 from 4.42% at March 31, 2025. The weighted-average duration of that portfolio was 3.1 years at March 31, 2026 as compared with 2.4 years and 2.5 years at December 31, 2025 and March 31, 2025, respectively. The increase in the weighted-average duration in the recent quarter reflects the sale of U.S. Treasury securities near maturity and purchase of fixed rate mortgage-backed investment securities with longer maturity dates. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. There were no credit-related losses on debt investment securities recognized in each of the three months ended March 31, 2026, December 31, 2025 and March 31, 2025. Additional information about the investment securities portfolio is included in notes 2 and 12 of Notes to Financial Statements.
Other earning assets include interest-bearing deposits at banks and trading account assets. Those other earning assets in the aggregate averaged $16.3 billion in the recent quarter, compared with $18.1 billion and $19.8 billion during the three months ended December 31, 2025 and March 31, 2025, respectively, and were primarily comprised of deposits held at the FRB of New York. The Company considers such deposits to be an immediate source of funds in its liquidity management processes. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and brokered deposits, lending activities and additions to or maturities of investment securities or borrowings.
Funding activities - deposits
The most significant source of funding for the Company is core deposits from its customer base. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s domestic banking network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 79% of average earning assets at each of the quarters ended March 31, 2026 and December 31, 2025, compared with 78% for the quarter ended March 31, 2025. The Company also utilizes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.
AVERAGE DEPOSITS

	Three Months Ended			Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	Percentage Change	March 31, 2026	March 31, 2025	Percentage Change
Noninterest-bearing deposits	$44,547	$44,184	1%	$44,547	$45,436	-2%
Savings and interest-checking deposits	97,085	96,731	—	97,085	91,573	6
Time deposits of $250,000 or less	10,020	10,206	-2	10,020	10,489	-4
Total core deposits	151,652	151,121	—	151,652	147,498	3

Time deposits greater than $250,000	2,814	2,913	-3	2,814	2,954	-5
Brokered savings and interest-checking deposits	9,508	10,556	-10	9,508	9,991	-5
Brokered time deposits	294	467	-37	294	777	-62
Total deposits	$164,268	$165,057	—%	$164,268	$161,220	2%

Total deposits averaged $164.3 billion in the recent quarter, down $789 million from the fourth quarter of 2025.
•Average core deposits increased $531 million reflecting higher noninterest-bearing deposits and a rise in average savings and interest-checking deposits largely driven by growth in commercial customer deposits, partially offset by lower average time deposits of retail customers.
•Average brokered deposits decreased $1.2 billion reflecting changes in the Company's wholesale funding composition.
Total average deposits increased $3.0 billion from the year-earlier quarter.
•Average core deposits grew $4.2 billion predominantly reflecting growth in average savings and interest-checking deposit balances from commercial customers. Partially offsetting that growth was lower average noninterest-bearing deposit balances of those commercial customers and a decline in average balances of retail customer time deposits reflecting maturities.
•Average brokered deposits declined $966 million reflecting changes in the Company's wholesale funding composition.
The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended March 31, 2026, December 31, 2025 and March 31, 2025.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended March 31, 2026
Noninterest-bearing deposits	$10,247	$24,249	$9,518	$533	$44,547
Savings and interest-checking deposits	38,912	52,189	10,103	5,389	106,593
Time deposits	311	12,469	53	295	13,128
Total	$49,470	$88,907	$19,674	$6,217	$164,268

Three Months Ended December 31, 2025
Noninterest-bearing deposits	$10,310	$24,530	$8,702	$642	$44,184
Savings and interest-checking deposits	38,076	53,160	9,525	6,526	107,287
Time deposits	347	12,722	47	470	13,586
Total	$48,733	$90,412	$18,274	$7,638	$165,057

Three Months Ended March 31, 2025
Noninterest-bearing deposits	$11,304	$24,220	$9,370	$542	$45,436
Savings and interest-checking deposits	33,808	51,685	9,157	6,914	101,564
Time deposits	365	13,035	40	780	14,220
Total	$45,477	$88,940	$18,567	$8,236	$161,220

Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended
(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Short-term borrowings:
Federal funds purchased and repurchase agreements	$205	$76	$86
FHLB advances	5,490	1,988	2,783
Total short-term borrowings	5,695	2,064	2,869

Long-term borrowings:
Senior notes	7,534	9,068	8,135
FHLB advances	3	3	671
Subordinated notes	1,247	1,247	500
Junior subordinated debentures	403	402	410
Asset-backed notes	1,867	1,825	1,559
Other	10	10	10
Total long-term borrowings	11,064	12,555	11,285
Total borrowings	$16,759	$14,619	$14,154
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The higher levels of short-term borrowings in the first quarter of 2026 as compared with the fourth and first quarters of 2025 reflect the Company's management of liquidity.
The levels of long-term borrowings reflect the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization. The following table provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings in the recent quarter.
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	Three Months Ended March 31, 2026
Issuances (a):
Asset-backed notes	$511
Maturities/Redemptions (b)
__________________________________________________________________________________
(a)At par value.
(b)Excludes paydowns of asset-backed notes. There were no maturities or redemptions of long-term borrowings in the first quarter of 2026.
Additional information regarding borrowings is provided in notes 4 and 11 of Notes to Financial Statements.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $140 million was recorded in the first quarter of 2026, compared with $125 million and $130 million in the fourth and first quarters of 2025, respectively. The provision for credit losses included $15 million of provision for unfunded credit commitments in the first quarter of 2026, compared with a reduction of provision for unfunded credit commitments of $15 million in the fourth quarter of 2025. No provision for unfunded credit commitments was recorded in the first quarter of 2025.
A summary of the Company's net charge-offs by loan type and as an annualized percent of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	March 31, 2026		December 31, 2025		March 31, 2025
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$25	.16%	$96	.61%	$29	.20%
Real estate:
Commercial	17	.34	30	.60	19	.38
Residential builder and developer	—	—	—	—	—	—
Other commercial construction	—	—	—	—	—	-.04
Residential	(1)	-.01	—	—	—	-.01
Consumer:
Home equity lines and loans	—	—	(1)	-.04	—	.03
Recreational finance	34	.98	32	.90	31	1.00
Automobile	6	.49	5	.39	7	.54
Other	24	4.14	23	3.82	28	5.19
Total	$105	.31%	$185	.54%	$114	.34%
Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Nonaccrual loans	$1,240	$1,252	$1,540
Real estate and other foreclosed assets	27	35	34
Total nonperforming assets	$1,267	$1,287	$1,574
Accruing loans past due 90 days or more (a)	$646	$561	$384
Government-guaranteed loans included in totals above:
Nonaccrual loans	$85	$83	$69
Accruing loans past due 90 days or more (a)	634	543	368
Loans 30-89 days past due	1,334	1,753	1,447

Nonaccrual loans as a percent of total loans	.89%	.90%	1.14%
Nonperforming assets as a percent of total loans and real estate and other foreclosed assets	.91	.93	1.17
Accruing loans past due 90 days or more as a percent of total loans	.46	.40	.29
Loans 30-89 days past due as a percent of total loans	.95	1.26	1.08
__________________________________________________________________________________
(a)Primarily government-guaranteed residential real estate loans.

Nonaccrual loans at March 31, 2026 decreased $12 million from December 31, 2025, reflecting lower commercial real estate nonaccrual loans, and $300 million from March 31, 2025, predominantly driven by a $127 million reduction in commercial and industrial nonaccrual loans and a $119 million reduction in commercial real estate nonaccrual loans. Approximately 45% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at March 31, 2026.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities included in accruing loans past due 90 days or more totaled $537 million at March 31, 2026, $459 million at December 31, 2025 and $240 million at March 31, 2025. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Additional information about past due and nonaccrual loans is included in note 3 of Notes to Financial Statements.
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible "pass" loan grades while specific loans determined to have an elevated level of credit risk are designated as "criticized." A criticized loan may be designated as "nonaccrual" if the Company no longer expects to collect all amounts owed under the terms of the loan agreement or the loan is delinquent 90 days or more. Targeted reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In the recent quarter the Company reviewed certain loans to borrowers in the energy sector as recent increases in energy and transportation costs have compressed operating margins and may do so in the future for these borrowers. The Company continues to monitor commercial borrowers in certain industry sectors that may be affected by international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing, packaging and construction companies. The Company has considered the information gathered in such reviews in the assignment of loan grades.
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

The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 129% of Tier 1 capital plus its allowable allowance for credit losses at March 31, 2026, compared with 124% at December 31, 2025 and 133% at March 31, 2025. The Company executed various strategies to reduce the amount of criticized loans in this category throughout 2025.
The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans by industry and commercial real estate loans by property type, respectively, at March 31, 2026 and December 31, 2025.
CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	March 31, 2026				December 31, 2025
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$13,545	$171	$10	$181	$12,794	$200	$4	$204
Services	8,235	219	72	291	7,910	271	74	345
Motor vehicle and recreational finance dealers	7,069	492	8	500	7,191	541	10	551
Manufacturing	6,424	334	80	414	6,112	344	52	396
Wholesale	4,359	236	29	265	4,386	276	57	333
Transportation, communications, utilities	3,937	183	46	229	3,890	196	51	247
Retail	3,316	262	22	284	3,098	213	25	238
Construction	2,311	214	34	248	2,265	211	39	250
Health services	1,841	52	33	85	1,822	56	35	91
Real estate investors	1,668	191	5	196	1,579	202	6	208
Other	1,365	106	71	177	1,303	110	41	151
Total commercial and industrial excluding owner-occupied real estate	54,070	2,460	410	2,870	52,350	2,620	394	3,014
Owner-occupied real estate by industry:
Services	2,377	76	33	109	2,368	84	32	116
Motor vehicle and recreational finance dealers	2,217	139	2	141	2,234	164	1	165
Retail	1,916	24	16	40	1,893	24	15	39
Health services	1,335	44	36	80	1,268	122	47	169
Wholesale	1,029	65	2	67	978	95	3	98
Manufacturing	727	43	12	55	791	79	12	91
Real estate investors	617	46	8	54	616	31	8	39
Other	1,103	66	16	82	1,050	58	15	73
Total owner-occupied real estate	11,321	503	125	628	11,198	657	133	790
Total	$65,391	$2,963	$535	$3,498	$63,548	$3,277	$527	$3,804

Criticized loans as a percent of total commercial and industrial loans				5.3%				6.0%

CRITICIZED COMMERCIAL REAL ESTATE LOANS

	March 31, 2026				December 31, 2025
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$6,628	$245	$23	$268	$6,837	$431	$45	$476
Retail/Service	4,237	516	62	578	4,164	546	70	616
Office	3,282	724	109	833	3,423	644	121	765
Industrial/Warehouse	2,462	107	23	130	2,297	77	8	85
Hotel	1,727	224	18	242	1,743	173	19	192
Health services	1,507	92	58	150	1,548	150	56	206
Other	187	19	1	20	180	20	1	21
Total permanent	20,030	1,927	294	2,221	20,192	2,041	320	2,361
Construction/Development	3,315	823	10	833	3,627	1,080	13	1,093
Total	$23,345	$2,750	$304	$3,054	$23,819	$3,121	$333	$3,454

Criticized loans as a percent of total commercial real estate loans				13.1%				14.5%
Commercial real estate loans weighted-average LTV ratio				55				56
Commercial real estate criticized loans weighted-average LTV ratio				64				67
The $306 million reduction in commercial and industrial criticized loans from December 31, 2025 to March 31, 2026 spanned most industry types. The $400 million decline in commercial real estate criticized loans from December 31, 2025 to March 31, 2026 predominantly reflected a decline in criticized construction and development loans and permanent loans secured by multifamily properties. At March 31, 2026, approximately 96% of criticized accrual loans and 45% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For loans secured by residential real estate, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Information about the location of nonaccrual loans secured by residential real estate at March 31, 2026 and December 31, 2025 is presented in the following table.

NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	March 31, 2026			December 31, 2025
		Nonaccrual			Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,827	$109	1.60%	$6,904	$109	1.59%
Mid-Atlantic	7,906	85	1.07	7,874	86	1.09
New England	6,635	44	.66	6,613	39	.59
Other	3,489	34	.96	3,483	30	.87
Total	$24,857	$272	1.09%	$24,874	$264	1.06%
First lien home equity loans and lines of credit:
New York	$738	$15	1.97%	$740	$14	1.96%
Mid-Atlantic	877	17	1.97	875	17	1.92
New England	432	5	1.20	426	4	.95
Other	18	—	1.82	20	3	13.94
Total	$2,065	$37	1.81%	$2,061	$38	1.85%
Junior lien home equity loans and lines of credit:
New York	$914	$20	2.13%	$920	$19	2.03%
Mid-Atlantic	1,118	21	1.84	1,120	19	1.70
New England	669	6	.93	675	6	.88
Other	30	—	.78	31	—	1.20
Total	$2,731	$47	1.70%	$2,746	$44	1.60%
__________________________________________________________________________________
(a)Includes $650 million and $673 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $48 million and $50 million at March 31, 2026 and December 31, 2025, respectively.
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
Consumer loans not secured by residential real estate are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral. The Company primarily originates recreational finance loans and automobile loans indirectly through dealerships across the U.S. At March 31, 2026, the percent of recreational finance loans and automobile loans with FICO scores of 700 or greater at origination date was 99% and 83%, respectively. A comparative summary of nonaccrual consumer loan balances and the respective percent of outstanding balances of each consumer loan product at March 31, 2026 and December 31, 2025 is presented in the following table.
NONACCRUAL CONSUMER LOANS

	March 31, 2026		December 31, 2025
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$84	1.75%	$82	1.71%
Recreational finance	32	.23	30	.21
Automobile	9	.19	11	.21
Other	4	.17	5	.19
Total	$129	.49%	$128	.48%

Allowance for loan losses
Management determines the allowance for loan losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan portfolio. A description of the methodologies used by the Company to estimate its allowance for loan losses can be found in note 3 of Notes to Financial Statements.
At the time of the Company’s analysis regarding the determination of the allowance for loan losses as of March 31, 2026 uncertainties existed about the impact of inflationary pressures and potential increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies and recent military conflicts on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy and the potential impacts on future economic growth; shifts in immigration policies and enforcement; changes to government funding and reductions in the federal workforce; downward pressures on commercial real estate values, including office properties, and the impacts on the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
In establishing the allowance for loan losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans with similar risk characteristics on a collective basis, generally through the use of statistically developed credit models, which are required to achieve a satisfactory independent validation by the Company's Model Risk Management Department, or other quantitative methodologies. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of March 31, 2026 and December 31, 2025, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments at March 31, 2026 as compared with December 31, 2025, were generally higher reflecting the potential negative impact of global conflicts on economic forecasts.
Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of March 31, 2026 and December 31, 2025 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR LOAN LOSSES MACROECONOMIC ASSUMPTIONS

	March 31, 2026			December 31, 2025
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.9%	5.1%		5.0%	5.2%
Real GDP growth rate	1.4	1.7	3.1%	1.6	1.8	3.4%
Commercial real estate price index growth/decline rate	-2.7	.7	-1.8	-2.8	1.0	-1.6
Home price index growth rate	.4	3.0	3.4	.2	2.7	2.9

With respect to economic forecasts, the Company assessed the likelihood of alternative economic scenarios during the two-year reasonable and supportable forecast period. Generally, an increase in unemployment rate or a decrease in any of the rate of change in GDP, commercial real estate prices or home prices could have an adverse impact on expected credit losses and may result in an increase to the allowance for loan losses. Forward-looking economic forecasts are subject to inherent imprecision and future outcomes may differ materially from forecasted events. In consideration of such uncertainty, the alternative economic scenarios shown in the following table were considered to estimate the possible impact on modeled credit losses.
ALLOWANCE FOR LOAN LOSSES SENSITIVITIES

March 31, 2026	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.1%	8.2%
Real GDP growth/decline rate	-2.6	1.3	-1.3%
Commercial real estate price index decline rate	-14.6	-6.7	-20.3
Home price index growth/decline rate	-9.0	2.8	-6.4
Potential upside economic scenario:
National unemployment rate	3.7	3.6
Real GDP growth rate	3.5	2.0	5.6
Commercial real estate price index growth rate	2.3	4.0	6.4
Home price index growth rate	5.0	4.9	10.1

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$244
Potential upside economic scenario	(113)
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

A comparative summary of the Company's allowance for loan losses by loan type and the reserve for unfunded credit commitments is presented in the following table.
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Allowance for loan losses:
Commercial and industrial	$817	$771	$762
Real estate - commercial (a)	421	472	610
Real estate - residential	99	100	105
Consumer	799	773	723
Total	$2,136	$2,116	$2,200
Allowance for loan losses as a percent of loans:
Commercial and industrial	1.25%	1.21%	1.26%
Real estate - commercial (a)	1.80	1.98	2.36
Real estate - residential	.40	.40	.45
Consumer	3.03	2.92	2.91
Total	1.53	1.53	1.63

Allowance for loan losses as a percent of total nonaccrual loans (b)	172	169	143

Reserve for unfunded credit commitments (c)	$95	$80	$60
__________________________________________________________________________________
(a)Included in the allowance for loan losses were reserves allocated as a percent of commercial real estate loans secured by office properties of 4.54% at March 31, 2026, 4.65% at December 31, 2025 and 4.37% at March 31, 2025.
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
Management has assessed that the allowance for loan losses at March 31, 2026 appropriately reflected expected credit losses in the portfolio as of that date. The lower ratio of the allowance for loan losses as a percent of loans outstanding at March 31, 2026 and December 31, 2025 as compared with March 31, 2025, reflects lower levels of criticized commercial and industrial loans and commercial real estate loans. The level of the allowance reflects management’s evaluation of the loan portfolio as of each respective date using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for loan losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods.
Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Mortgage banking revenues	$127	$155	$(28)	-18%	$127	$118	$9	8%
Service charges on deposit accounts	139	140	(1)	-1	139	133	6	5
Trust income	183	184	(1)	-1	183	177	6	3
Brokerage services income	35	34	1	3	35	32	3	9
Trading account and other non-hedging derivative gains	14	19	(5)	-26	14	9	5	43
Gain (loss) on bank investment securities	4	1	3	238	4	—	4	—
Other revenues from operations	187	163	24	14	187	142	45	31
Total other income	$689	$696	$(7)	-1%	$689	$611	$78	13%

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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$8	$7	$1	15%	$8	$6	$2	31%
Loan servicing:
Loan servicing fees	32	33	(1)	-2	32	36	(4)	-10
Changes in fair value of mortgage loan servicing right assets, net of hedging activities	(13)	—	(13)	—	(13)	—	(13)	—
Loan sub-servicing and other fees	62	65	(3)	-5	62	40	22	53
Total loan servicing	81	98	(17)	-18	81	76	5	6
Total residential mortgage banking revenues	$89	$105	$(16)	-16%	$89	$82	$7	8%
New commitments to originate loans for sale	$400	$392	$8	2%	$400	$290	$110	38%

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Balances at period end
Loans held for sale	$327	$441	$179
Commitments to originate loans for sale	222	224	224
Commitments to sell loans	544	645	339
Capitalized mortgage loan servicing assets	542	287	347

Loans serviced for others	35,586	35,873	37,572
Loans sub-serviced for others (a)	123,968	156,938	160,966
Total loans serviced for others	$159,554	$192,811	$198,538
__________________________________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were primarily held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in mortgage banking revenues. As a result, fair value changes in the mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in mortgage banking revenues. On December 31, 2025, the Company began economically hedging the risk of fair value changes in these assets through the use of various interest rate derivative contracts, for which changes in fair value are also reflected in mortgage banking revenues.
The lower residential mortgage banking revenues for the first quarter of 2026 as compared with the fourth quarter of 2025 predominantly reflect the impact of the Company's accounting election described herein. The decline in the balance of loans sub-serviced for others reflects the return of servicing functions for $30.1 billion of residential mortgage loan balances back to Bayview Financial as the contractual holder of those servicing rights in March 2026.
The increase in residential mortgage banking revenues in the first three months of 2026 as compared with the corresponding 2025 period reflects higher sub-servicing revenues due to an arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial, partially offset by the Company's accounting election described herein.

COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$18	$30	$(12)	-41%	$18	$16	$2	16%
Loan servicing fees and other	20	20	—	5	20	20	—	2
Total commercial mortgage banking revenues	$38	$50	$(12)	-23%	$38	$36	$2	8%
Loans originated for sale to other investors	$1,135	$2,168	$(1,033)	-48%	$1,135	$719	$416	58%

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Balances at period end
Loans held for sale	$359	$484	$192
Commitments to originate loans for sale	529	773	784
Commitments to sell loans	903	1,253	974
Capitalized mortgage loan servicing assets	138	132	125

Loans serviced for others (a)	30,934	30,309	27,963
Loans sub-serviced for others	4,194	4,231	4,205
Total loans serviced for others	$35,128	$34,540	$32,168
__________________________________________________________________________________
(a)Includes $4.7 billion, $4.6 billion and $4.3 billion of loan balances at March 31, 2026, December 31, 2025 and March 31, 2025, respectively, for which investors had recourse to the Company if such balances are ultimately uncollectable.
The lower gains on commercial mortgage loans originated for sale in the recent quarter as compared with the fourth quarter of 2025 reflect decreased volume on new commitments to originate commercial real estate loans for sale.
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
TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Trust income
Institutional Services	$96	$97	$(1)	-1%	$96	$94	$2	2%
Wealth Management	86	86	—	—	86	82	4	4
Commercial	1	1	—	-16	1	1	—	19
Total trust income	$183	$184	$(1)	-1%	$183	$177	$6	3%

(Dollars in millions)	March 31, 2026	December 31, 2025	March 31, 2025
Assets under management at period end
Trust assets under management (excluding proprietary funds)	$68,298	$68,104	$64,554
Proprietary mutual funds	16,169	16,075	15,938
Total assets under management	$84,467	$84,179	$80,492
The increase in Wealth Management trust income in the first three months of 2026 as compared with the first quarter of 2025 reflects higher assets under management in the recent quarter.

Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Letter of credit and other credit-related fees	$54	$57	$(3)	-4%	$54	$49	$5	12%
Merchant discount and credit card fees	41	46	(5)	-13	41	39	2	3
Bank owned life insurance revenue	18	19	(1)	-8	18	18	—	2
Equipment operating lease income	11	11	—	-5	11	11	—	1
BLG income (a)	33	—	33	—	33	—	33	—
Other	30	30	—	4	30	25	5	18
Total other revenues from operations	$187	$163	$24	14%	$187	$142	$45	31%
__________________________________________________________________________________
(a)During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions from BLG each year that resulted in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions are not within M&T's control. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to BLG’s owners, including M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 15 of Notes to Financial Statements.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Salaries and employee benefits	$914	$809	$105	13%	$914	$887	$27	3%
Equipment and net occupancy	133	134	(1)	—	133	132	1	—
Outside data processing and software	144	146	(2)	-2	144	136	8	5
Professional and other services	93	105	(12)	-11	93	84	9	11
FDIC assessments	23	(8)	31	—	23	23	—	—
Advertising and marketing	21	32	(11)	-35	21	22	(1)	-6
Amortization of core deposit and other intangible assets	9	10	(1)	-1	9	13	(4)	-27
Other costs of operations	101	151	(50)	-34	101	118	(17)	-15
Total other expense	$1,438	$1,379	$59	4%	$1,438	$1,415	$23	2%

Average full-time equivalent employees	21,990	22,258	(268)	-1%	21,990	22,235	(245)	-1%
Full-time equivalent employees at period end	21,866	22,080	(214)	-1	21,866	22,291	(425)	-2
Salaries and employee benefits
Included in the first quarters of 2026 and 2025 was $115 million and $110 million, respectively, of seasonally higher stock-based compensation, payroll-related taxes and other employee benefits expense.
Salaries and employee benefits expense increased $105 million in the recent quarter as compared with the fourth quarter of 2025 reflecting the aforementioned seasonal costs and the impact of annual merit increases, partially offset by two less working days and lower average staffing levels in the recent quarter.
Salaries and employee benefits expense increased $27 million in the three months ended March 31, 2026 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases and an increase in stock-based incentive compensation. A decline in average staffing levels partially offset those higher expenses.

Nonpersonnel expenses
Nonpersonnel expenses aggregated $524 million in the recent quarter, down from $570 million in the fourth quarter of 2025. The decline in nonpersonnel expenses in the recent quarter reflects lower professional and other services expense of $12 million due to a decline in legal and review costs and a decrease in advertising and marketing expense of $11 million reflecting the seasonality of advertising campaigns. The final quarter of 2025 included a reduction of FDIC special assessment expense of $29 million and a contribution to The M&T Charitable Foundation of $30 million. Other costs of operations in the fourth quarter of 2025 also included the amortization of residential mortgage loan servicing rights. With the Company's accounting election on January 1, 2026 described herein to measure residential mortgage loan servicing right assets at fair value, such amortization is no longer recorded in other costs of operations.
Nonpersonnel expenses decreased $4 million from $528 million in the first three months of 2025 reflecting lower other costs of operations of $17 million driven by amortization associated with residential mortgage loan servicing right assets in the first quarter of 2025, partially offset by higher costs associated with the Company's supplemental executive retirement savings plan in the recent quarter due to market performance. Partially offsetting the lower other costs of operations were higher professional and other services expense of $9 million, reflecting higher legal and review costs, and a rise in outside data processing and software costs of $8 million reflecting costs associated with enhancements to the Company's technology infrastructure, cybersecurity and financial recordkeeping and reporting systems.
Income Taxes
The provision for income taxes was $199 million in the first quarter of 2026, compared with $212 million in the fourth quarter of 2025 and $177 million in the first quarter of 2025. The Company's effective tax rates were 23.0%, 21.8% and 23.2% for the quarters ended March 31, 2026, December 31, 2025 and March 31, 2025, respectively. The lower effective income tax rate in 2025's final quarter reflects a discrete income tax benefit of $8 million claimed on prior year tax returns. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $151.9 billion at March 31, 2026, down from $153.3 billion at December 31, 2025. The lower level of core deposits at March 31, 2026 reflects a decrease in savings and interest-checking deposits and noninterest-bearing deposits.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At March 31, 2026 and December 31, 2025, long-term borrowings aggregated $11.2 billion and $10.9 billion, respectively, and short-term borrowings aggregated $7.9 billion and $2.1 billion, respectively. The higher balance of short-term borrowings at March 31, 2026 reflects the Company's wholesale funding strategy and liquidity considerations. Information about the Company's borrowings is included in note 4 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. Such deposits, comprised primarily of brokered savings and interest-checking deposit accounts, totaled 6% of the Company's total deposit base at March 31, 2026, compared with 7% at December 31, 2025. The Company actively adjusts its wholesale funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile.
Total uninsured deposits were estimated to be $76.7 billion at March 31, 2026 and $78.9 billion at December 31, 2025. Approximately $9.4 billion and $9.0 billion of those uninsured deposits were collateralized by the Company at March 31, 2026 and December 31, 2025, respectively. The Company maintains available liquidity sources, which at March 31, 2026 represented approximately 122% of uninsured deposits that are not collateralized by the Company.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 94% of the Company's debt securities portfolio at March 31, 2026. The weighted-average durations of debt investment securities available for sale and held to maturity at March 31, 2026 were 3.1 years and 5.2 years, respectively.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at March 31, 2026 approximately $1.51 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 4 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" of M&T's 2025 Annual Report and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of March 31, 2026, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 32 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.

The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. As described in Part I, Item 1, "Liquidity" of M&T's 2025 Annual Report, the Federal Reserve and other federal banking regulators established the LCR as a uniform measure to ensure banking organizations hold sufficient amounts of cash and unencumbered high-quality liquid assets to cover net cash outflows over a 30-day liquidity stress period. As a Category IV institution with less than a $50 billion balance of weighted short-term wholesale funding, M&T is not subject to the LCR. M&T, however, estimates that its LCR on March 31, 2026 was 107%, exceeding the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.
The table that follows is a summary of the Company's available sources of liquidity as of March 31, 2026 and December 31, 2025.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	March 31, 2026	December 31, 2025
Deposits at the FRB of New York	$14,357	$16,966
Unused secured borrowing facilities:
FRB of New York	26,481	25,443
FHLB of New York	12,857	18,302
Unencumbered investment securities (after estimated haircuts)	28,322	27,241
Total	$82,017	$87,952
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- and off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At March 31, 2026, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $21.1 billion. In addition, the Company has entered into $10.5 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Taxable-equivalent Net Interest Income” and in note 10 of Notes to Financial Statements.
The accompanying table as of March 31, 2026 and December 31, 2025 displays the estimated impact on net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Increase (Decrease) in Projected Net Interest Income
(Dollars in millions)	March 31, 2026	December 31, 2025
Changes in interest rates
+200 basis points	$(64)	$(40)
+100 basis points	(20)	(9)
-100 basis points	10	3
-200 basis points	1	(20)
The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Variations in amounts presented since December 31, 2025 reflect changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 100 basis points during the last four months of 2024 and by an additional 75 basis points during the last four months of 2025. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through the first quarter of 2026 approximated 56%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.

Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of existing assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -5.6% and 2.7%, respectively, as of March 31, 2026, and -5.1% and 2.2%, respectively, at December 31, 2025.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 12 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist predominantly of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 10 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $159 million and $415 million, respectively, at March 31, 2026 and $190 million and $409 million, respectively, at December 31, 2025. The amounts recorded in the Consolidated Balance Sheet associated with the Company's non-hedging derivative activities at March 31, 2026 and December 31, 2025 primarily reflect changes in values associated with interest rate swap agreements entered into with commercial customers and financial institutions that are not subject to periodic variation margin settlement payments.
Trading account assets were $92 million at March 31, 2026 and $97 million at December 31, 2025 and were comprised of mutual funds and other assets related to certain deferred compensation plans and non-qualified supplemental retirement and other benefit plans that were assumed by the Company in various acquisitions. Changes in the fair values of such assets are recorded as Trading account and other non-hedging derivative gains in the Consolidated Statement of Income. Changes in the valuation of the related liabilities, which are included in Accrued interest and other liabilities in the Consolidated Balance Sheet, are recognized in Other costs of operations in the Consolidated Statement of Income.
Given the Company's policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with trading account and other non-hedging derivative activities was not material at March 31, 2026, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 10 of Notes to Financial Statements.

Capital
The following table presents components related to shareholders' equity and dividends.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	March 31, 2026	December 31, 2025	March 31, 2025
Preferred stock	$2,434	$2,834	$2,394
Common shareholders' equity	25,538	26,343	26,597
Total shareholders' equity	$27,972	$29,177	$28,991
Per share:
Common shareholders’ equity	$173.82	$173.49	$163.62
Tangible common shareholders’ equity (a)	115.96	117.45	111.13
Ratios:
Total shareholders' equity to total assets	13.03%	13.67%	13.78%
Common shareholders' equity to total assets	11.89	12.34	12.65
Tangible common shareholders' equity to tangible assets (a)	8.26	8.70	8.95
Cash dividends declared for quarter ended:
Common stock	$223	$230	$222
Common stock per share	1.50	1.50	1.35
Preferred stock	43	39	36
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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	March 31, 2026	December 31, 2025	March 31, 2025
Investment securities unrealized gains (losses), net (a)	$6	$155	$(6)
Cash flow hedges unrealized gains, net (b)	7	67	7
Defined benefit plans adjustments, net (c)	60	61	96
Other, net	(7)	(6)	(7)
Accumulated other comprehensive income, net	$66	$277	$90

Accumulated other comprehensive income, net, per common share	$0.45	$1.83	$0.56
__________________________________________________________________________________
(a)Refer to note 2 of Notes to Financial Statements.
(b)Refer to note 10 of Notes to Financial Statements.
(c)Refer to note 7 of Notes to Financial Statements.
On March 30, 2026, M&T's Board of Directors authorized a program under which $5.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 5.5 million shares of its common stock in the recent quarter at a total cost of $1.25 billion. M&T repurchased 2.7 million and 3.4 million shares of its common stock at a total cost of $507 million and $662 million in the fourth and first quarters of 2025, respectively. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions. On February 1, 2026, M&T redeemed all 40,000 outstanding shares of its Perpetual Fixed Rate Reset Non-Cumulative Preferred Stock, Series G, for $400 million. On October 31, 2025, M&T issued 45,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series K, with a liquidation preference of $10,000 per share.

As a result of the accounting election on January 1, 2026 to prospectively measure residential mortgage loan servicing right assets at fair value, the Company recorded an increase in capitalized servicing assets included in accrued interest and other assets of $263 million and a corresponding after-tax increase to retained earnings of $197 million, representing an 8 basis-point increase to CET1 capital on the election date.
M&T and its subsidiary banks are required to comply with applicable Capital Rules which prescribe minimum capital ratios. Capital Rules require buffers in addition to these minimum risk-based capital ratios. M&T is subject to an SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. M&T's SCB at March 31, 2026 was 2.7%. The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of March 31, 2026 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	Regulatory Minimum (a)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1 capital	4.50%	10.33%	11.98%	273.94%
Tier 1 capital	6.00	11.81	11.98	273.94
Total capital	8.00	13.61	13.75	274.08
Tier 1 leverage	4.00	9.45	9.58	86.88
RWA		$164,258	$163,577	$246
__________________________________________________________________________________
(a)Exclusive of required buffers as applicable.
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $55 million at March 31, 2026. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2025 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at March 31, 2026. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at March 31, 2026, inclusive of the projected repayment of notes receivables from bank subsidiaries, covered projected cash outflows for 32 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
The Company is subject to the comprehensive regulatory framework applicable to bank and financial holding companies and their subsidiaries, which includes examinations by a number of regulators. Regulation of financial institutions such as M&T and its subsidiaries is intended primarily for the protection of depositors, the Deposit Insurance Fund of the FDIC and the banking and financial system as a whole, and generally is not intended for the protection of shareholders, investors or creditors other than insured depositors. Changes in laws, regulations and regulatory policies applicable to the Company’s operations can increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive environment in which the Company operates, all of which could have a material effect on the business, financial condition or results of operations of the Company and on M&T’s ability to pay dividends. For additional information concerning this comprehensive regulatory framework, refer to Part I, Item 1, "Supervision and Regulation of the Company" of M&T's 2025 Annual Report.

As described in Part I, Item 1, "Capital Requirements" of M&T's 2025 Annual Report, in July 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. In March 2026, the federal banking agencies issued a reproposal of those requirements. Under the reproposed requirements, the Company would have the option of calculating its RWA using either a standardized approach or an ERBA. The reproposal would also require the Company to include certain components of accumulated other comprehensive income (loss) in its calculation of capital over a five-year transition period. Management continues to evaluate the impact of the reproposed rules on the regulatory capital requirements of M&T and its subsidiary banks. The Company estimates that its CET1 capital at December 31, 2025 would have increased approximately 90 basis points under the standardized approach and an additional 10 to 20 basis points under the ERBA, excluding the impact of accumulated other comprehensive income (loss). At March 31, 2026, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have increased the Company's CET1 capital ratio by 4 basis points.
Segment Information
Reportable segments have been determined based upon the Company's organizational structure which is primarily arranged around the delivery of products and services to similar customer types. Financial information about the Company's reportable segments is presented in note 14 of Notes to Financial Statements. The Company's reportable segments are Commercial Bank, Retail Bank and Institutional Services and Wealth Management. All other business activities that are not included in the three reportable segment results have been included in the "All Other" category.
NET INCOME (LOSS) BY REPORTABLE SEGMENT

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Net income (loss)
Commercial Bank	$250	$214	$36	17%	$250	$231	$19	8%
Retail Bank	344	344	—	—	344	347	(3)	-1
Institutional Services and Wealth Management	112	111	1	1	112	121	(9)	-8
All Other	(42)	90	(132)	—	(42)	(115)	73	64
Total net income	$664	$759	$(95)	-13%	$664	$584	$80	14%

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
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Income statement
Net interest income	$535	$553	$(18)	-3%	$535	$529	$6	1%
Noninterest income	193	208	(15)	-7	193	173	20	11
Total revenue	728	761	(33)	-4	728	702	26	4
Provision for credit losses	29	105	(76)	-72	29	36	(7)	-17
Noninterest expense	360	366	(6)	-2	360	351	9	2
Income before taxes	339	290	49	17	339	315	24	7
Income taxes	89	76	13	16	89	84	5	6
Net income	$250	$214	$36	17%	$250	$231	$19	8%
Average balance sheet
Loans:
Commercial and industrial	$55,730	$54,525	$1,205	2%	$55,730	$53,567	$2,163	4%
Real estate - commercial	21,795	22,400	(605)	-3	21,795	24,555	(2,760)	-11
Real estate - residential	398	416	(18)	-4	398	396	2	1
Consumer	24	22	2	7	24	18	6	32
Total loans	$77,947	$77,363	$584	1%	$77,947	$78,536	$(589)	-1%
Deposits:
Noninterest-bearing	$10,247	$10,310	$(63)	-1%	$10,247	$11,304	$(1,057)	-9%
Interest-bearing	39,223	38,423	800	2	39,223	34,173	5,050	15
Total deposits	$49,470	$48,733	$737	2%	$49,470	$45,477	$3,993	9%
The Commercial Bank segment’s net income in the first quarter of 2026 increased $36 million from the fourth quarter of 2025.
•Net interest income decreased $18 million reflecting a 10 basis-point narrowing of the net interest margin on loans and the impact of two less calendar days in the recent quarter. Those factors were partially offset by a 3 basis-point expansion of the net interest margin on deposits and higher average balances of those deposits.
•Noninterest income decreased $15 million reflecting a decline in commercial mortgage banking revenues from lower gains on commercial mortgage loans originated for sale.
•The provision for credit losses decreased $76 million reflecting lower net charge offs of commercial and industrial and commercial real estate loans.
•Average loans rose $584 million driven by higher average balances of commercial and industrial loans reflecting growth in loans to the financial and insurance industry, partially offset by reductions in average construction and permanent commercial real estate loans.
•Average deposits grew $737 million reflecting higher average savings and interest-checking deposit balances.

Net income for the Commercial Bank segment increased $19 million in the first three months of 2026 as compared with the similar 2025 period.
•Net interest income modestly increased $6 million reflecting higher average deposits of $4.0 billion, partially offset by a 6 basis-point narrowing of the net interest margin on loans.
•Noninterest income increased $20 million reflecting a rise in credit-related fees, higher revenues from interest rate swap agreements with customers and increased service charges on commercial deposit accounts.
•Average loans decreased $589 million reflecting lower average commercial real estate loans as the Company reduced the level of such loans designated as criticized, partially offset by higher average commercial and industrial loans reflecting growth that spanned most industry types.
•Average deposits grew $4.0 billion reflecting growth in average savings and interest-checking deposits, partially offset by lower average noninterest-bearing deposits.
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

RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Income statement
Net interest income	$950	$988	$(38)	-4%	$950	$972	$(22)	-2%
Noninterest income	217	230	(13)	-5	217	208	9	5
Total revenue	1,167	1,218	(51)	-4	1,167	1,180	(13)	-1
Provision for credit losses	82	87	(5)	-5	82	79	3	3
Noninterest expense	625	670	(45)	-7	625	636	(11)	-2
Income before taxes	460	461	(1)	—	460	465	(5)	-1
Income taxes	116	117	(1)	—	116	118	(2)	-1
Net income	$344	$344	$—	—%	$344	$347	$(3)	-1%
Average balance sheet
Loans:
Commercial and industrial	$6,670	$6,463	$207	3%	$6,670	$6,416	$254	4%
Real estate - commercial	1,676	1,670	6	—	1,676	1,672	4	—
Real estate - residential	21,971	21,952	19	—	21,971	20,570	1,401	7
Consumer	25,444	25,640	(196)	-1	25,444	23,536	1,908	8
Total loans	$55,761	$55,725	$36	—%	$55,761	$52,194	$3,567	7%
Deposits:
Noninterest-bearing	$24,249	$24,530	$(281)	-1%	$24,249	$24,220	$29	—%
Interest-bearing	64,658	65,882	(1,224)	-2	64,658	64,720	(62)	—
Total deposits	$88,907	$90,412	$(1,505)	-2%	$88,907	$88,940	$(33)	—%
The Retail Bank segment’s net income in the first quarter of 2026 was unchanged from the fourth quarter of 2025.
•Net interest income decreased $38 million reflecting lower average balances of deposits of $1.5 billion and the impact of two less calendar days in the recent quarter.
•Noninterest income decreased $13 million reflecting the Company's accounting election to prospectively measure residential mortgage loan servicing right assets at fair value beginning on January 1, 2026.
•Noninterest expense declined $45 million reflecting the impact of the Company's accounting election described herein on other costs of operations, driven by amortization associated with residential mortgage loan servicing right assets in the fourth quarter of 2025. Also contributing to the decline in noninterest expense was lower advertising and marketing and personnel-related expenses.
•Average deposits decreased $1.5 billion reflecting a decrease in average savings and interest-checking deposits and noninterest-bearing deposits.
Net income for the Retail Bank segment modestly declined $3 million in the first three months of 2026 as compared with the similar 2025 period.
•Net interest income declined $22 million reflecting a 15 basis-point and 3 basis-point narrowing of the net interest margin on deposits and loans, respectively, partially offset by higher average loan balances of $3.6 billion.
•Noninterest income increased $9 million reflecting higher sub-servicing revenues due to an arrangement effective February 2025 whereby the Company began sub-servicing $51.7 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial, partially offset by the Company's accounting election described herein.
•Noninterest expense decreased $11 million reflecting the impact of the Company's accounting election described herein on other costs of operations, driven by amortization associated with residential mortgage loan servicing right assets in the first quarter of 2025, partially offset by higher centrally-allocated costs associated with technology, operations, risk management, finance, human resources and other support services provided to the Retail Bank segment.

•Average loans rose $3.6 billion reflecting an increase in average consumer loans that resulted from growth in average recreational finance, home equity loans and lines of credit and automobile loans. Also contributing to that increase was higher average residential real estate loans reflecting the retention of originated residential mortgage loans and purchases.
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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Income statement
Net interest income	$156	$155	$1	1%	$156	$171	$(15)	-9%
Noninterest income	221	229	(8)	-4	221	209	12	5
Total revenue	377	384	(7)	-2	377	380	(3)	-1
Provision for credit losses	—	—	—	—	—	3	(3)	—
Noninterest expense	226	234	(8)	-4	226	215	11	5
Income before taxes	151	150	1	1	151	162	(11)	-7
Income taxes	39	39	—	—	39	41	(2)	-6
Net income	$112	$111	$1	1%	$112	$121	$(9)	-8%
Average balance sheet
Loans:
Commercial and industrial	$1,217	$1,047	$170	16%	$1,217	$889	$328	37%
Real estate - commercial	25	32	(7)	-21	25	31	(6)	-19
Real estate - residential	2,448	2,397	51	2	2,448	2,210	238	11
Consumer	838	815	23	3	838	799	39	5
Total loans	$4,528	$4,291	$237	6%	$4,528	$3,929	$599	15%
Deposits:
Noninterest-bearing	$9,518	$8,702	$816	9%	$9,518	$9,370	$148	2%
Interest-bearing	10,156	9,572	584	6	10,156	9,197	959	10
Total deposits	$19,674	$18,274	$1,400	8%	$19,674	$18,567	$1,107	6%
The Institutional Services and Wealth Management segment’s net income increased nominally in the first quarter of 2026 as compared with the fourth quarter of 2025.
•Net interest income in the recent quarter reflected higher average deposits of $1.4 billion, partially offset by a lower net interest margin on those deposits of 13 basis points.
•Noninterest income decreased $8 million reflecting lower intersegment revenues.
•Noninterest expense decreased $8 million reflecting a decline in professional and other services expense, partially offset by a rise in centrally-allocated costs associated with associated with technology, operations, risk management, finance, human resources and other support services provided to the Institutional Services and Wealth Management segment.
•Average deposits increased $1.4 billion reflecting higher average noninterest-bearing deposits and savings and interest-checking deposits.

Net income for the Institutional Services and Wealth Management segment decreased $9 million for the three months ended March 31, 2026 as compared with the similar 2025 period.
•Net interest income decreased $15 million reflecting a 55 basis-point narrowing of the net interest margin on deposits, partially offset by higher average balances of those deposits of $1.1 billion.
•Noninterest income increased $12 million reflecting an increase in trust income and brokerage services income.
•Noninterest expense rose $11 million reflecting a rise in professional and other services expenses driven by higher legal and review costs.
•Average deposits increased $1.1 billion reflecting higher average savings and interest-checking and noninterest-bearing deposits.
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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Three Months Ended		Change
(Dollars in millions)	March 31, 2026	December 31, 2025	Amount	%	March 31, 2026	March 31, 2025	Amount	%
Income statement
Net interest income	$111	$83	$28	34%	$111	$23	$88	—%
Noninterest income	58	29	29	97	58	21	37	171
Total revenue	169	112	57	51	169	44	125	280
Provision for credit losses	29	(67)	96	—	29	12	17	130
Noninterest expense	227	109	118	109	227	213	14	6
Income (loss) before taxes	(87)	70	(157)	—	(87)	(181)	94	52
Income taxes	(45)	(20)	(25)	-130	(45)	(66)	21	31
Net income (loss)	$(42)	$90	$(132)	—%	$(42)	$(115)	$73	64%
The “All Other” category recorded a net loss of $42 million in the first quarter of 2026 as compared with a net gain of $90 million in the fourth quarter of 2025.
•Net interest income increased $28 million due to the favorable impact from each of the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments and interest rate swap agreements entered into for interest rate risk purposes.
•Noninterest income rose $29 million reflecting a $33 million distribution from M&T's investment in BLG in the recent quarter.
•The provision for credit losses increased $96 million reflecting the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense increased $118 million reflecting higher personnel-related costs of $123 million that included the impact of annual merit increases and seasonally higher stock-based compensation, payroll-related taxes and other employee benefits expense.

The net loss recorded for the "All Other" category was $42 million for the first three months of 2026 as compared with a net loss of $115 million in the similar 2025 period.
•Net interest income increased $88 million reflecting the comparatively favorable impact from each of interest rate swap agreements entered into for interest rate risk purposes and the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Noninterest income increased $37 million reflecting a $33 million distribution from M&T's investment in BLG in the recent quarter.
•The provision for credit losses increased $17 million reflecting the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense increased $14 million reflecting a rise in personnel-related costs.
Critical Accounting Estimates and Recent Accounting Developments
A discussion of the Company's critical accounting estimates and significant accounting policies can be found in M&T's 2025 Annual Report. A summary of recent accounting developments is included in note 1 of Notes to Financial Statements, including the Company's election on January 1, 2026 to prospectively measure its residential mortgage loan servicing right assets at fair value, which the Company considers to be a critical accounting estimate. As residential mortgage loan servicing rights generally do not trade in an active market, the Company utilizes a model to estimate fair value which considers the present value of expected future cash flows associated with servicing rights using assumptions that market participants would consider in estimating future servicing income and expenses. Such assumptions include prepayment speeds, servicing costs, loan default rates and an appropriate discount rate representing an OAS over market implied forward SOFR. Significant assumptions and the resulting fair values are subject to independent review and challenge by the Company's Treasury Product Control Department through comparisons to available data including recent market activity, independent third-party valuations and industry trade information and surveys. The results of such independent review and challenge are reported to the Company's Executive ALCO Committee. Further information on the fair value of residential mortgage loan servicing right assets and the sensitivity of such value to changes in assumptions is included in note 12 of Notes to Financial Statements.
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
While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation as well as risks more fully discussed in Part I, Item 1A "Risk Factors" in the Company's 2025 Annual Report: economic conditions and growth rates, including inflation and market volatility; events, developments, and current conditions in the financial services industry, including trust, brokerage and investment management businesses; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company's credit ratings; domestic or international political developments and other geopolitical events, including trade and tariff policies and international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding and common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-, brokerage-, and investment management-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the initiation and outcome of potential, pending and future litigation, investigations and governmental proceedings, including tax-related examinations and other matters; operational risk events, including loss resulting from fraud by employees or persons outside M&T and breaches in data and cybersecurity; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
These are representative of the factors that could affect the outcome of the forward-looking statements. In addition, as noted, such statements could be affected by general industry and market conditions and growth rates, general economic and political conditions, either nationally or in the states in which the Company does business, and other factors.
The Company provides further detail regarding these risks and uncertainties in its 2025 Annual Report, including in the Risk Factors section of such report, as well as in other SEC filings. Forward-looking statements speak only as of the date they are made, and the Company assumes no duty and does not undertake to update forward-looking statements.

M&T Bank Corporation and Subsidiaries
Table 1
QUARTERLY TRENDS

	2026	2025 Quarters
	First Quarter	Fourth	Third	Second	First
(Dollars in millions, except per share)
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,547	$2,648	$2,692	$2,618	$2,572
Interest expense	784	858	919	896	865
Net interest income	1,763	1,790	1,773	1,722	1,707
Less: Provision for credit losses	140	125	125	125	130
Other income	689	696	752	683	611
Less: Other expense	1,438	1,379	1,363	1,336	1,415
Income before income taxes	874	982	1,037	944	773
Applicable income taxes	199	212	233	219	177
Taxable-equivalent adjustment	11	11	12	9	12
Net income	$664	$759	$792	$716	$584
Net income available to common shareholders — diluted	$620	$718	$754	$679	$547
Per common share data:
Basic earnings	4.16	4.71	4.85	4.26	3.33
Diluted earnings	4.13	4.67	4.82	4.24	3.32
Cash dividends	1.50	1.50	1.50	1.35	1.35
Average common shares outstanding:
Basic	149,225	152,666	155,558	159,221	164,209
Diluted	150,109	153,712	156,553	160,005	165,047
Performance ratios
Annualized return on:
Average assets	1.26%	1.41%	1.49%	1.37%	1.14%
Average common shareholders’ equity	9.67	10.87	11.45	10.39	8.36
Net interest margin on average earning assets (taxable-equivalent basis)	3.71	3.69	3.68	3.62	3.66
Nonaccrual loans to total loans	.89	.90	1.10	1.16	1.14
Net operating (tangible) results (a)
Net operating income	$671	$767	$798	$724	$594
Diluted net operating income per common share	4.18	4.72	4.87	4.28	3.38
Annualized return on:
Average tangible assets	1.33%	1.49%	1.56%	1.44%	1.21%
Average tangible common shareholders’ equity	14.51	16.24	17.13	15.54	12.53
Efficiency ratio (b)	58.3	55.1	53.6	55.2	60.5
Balance sheet data
Average balances:
Total assets (c)	$213,828	$212,891	$211,053	$210,261	$208,321
Total tangible assets (c)	205,323	204,379	202,533	201,733	199,791
Earning assets	192,594	192,366	190,920	190,535	189,116
Investment securities	37,845	36,705	36,559	35,335	34,480
Loans	138,423	137,600	136,527	135,407	134,844
Deposits	164,268	165,057	162,706	163,406	161,220
Borrowings	16,759	14,619	15,633	14,263	14,154
Common shareholders’ equity (c)	26,072	26,279	26,189	26,272	26,604
Tangible common shareholders’ equity (c)	17,567	17,767	17,669	17,744	18,074
At end of quarter:
Total assets (c)	214,736	213,510	211,277	211,584	210,321
Total tangible assets (c)	206,234	205,001	202,761	203,060	201,789
Earning assets	193,072	192,516	190,684	191,074	190,463
Investment securities	38,621	36,649	36,864	35,568	35,137
Loans	139,914	138,702	136,974	136,116	134,574
Deposits	163,741	166,909	163,426	164,453	165,409
Borrowings	19,026	13,060	14,987	14,451	12,069
Common shareholders’ equity (c)	25,538	26,343	26,334	26,131	26,597
Tangible common shareholders’ equity (c)	17,036	17,834	17,818	17,607	18,065
Equity per common share	173.82	173.49	170.43	166.94	163.62
Tangible equity per common share	115.96	117.45	115.31	112.48	111.13
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

M&T Bank Corporation and Subsidiaries
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2026	2025 Quarters
(Dollars in millions, except per share)	First Quarter	Fourth	Third	Second	First
Income statement data
Net income
Net income	$664	$759	$792	$716	$584
Amortization of core deposit and other intangible assets (a)	7	8	6	8	10
Net operating income	$671	$767	$798	$724	$594
Earnings per common share
Diluted earnings per common share	$4.13	$4.67	$4.82	$4.24	$3.32
Amortization of core deposit and other intangible assets (a)	.05	.05	.05	.04	.06
Diluted net operating earnings per common share	$4.18	$4.72	$4.87	$4.28	$3.38
Other expense
Other expense	$1,438	$1,379	$1,363	$1,336	$1,415
Amortization of core deposit and other intangible assets	(9)	(10)	(10)	(9)	(13)
Noninterest operating expense	$1,429	$1,369	$1,353	$1,327	$1,402
Efficiency ratio
Noninterest operating expense (numerator)	$1,429	$1,369	$1,353	$1,327	$1,402
Taxable-equivalent net interest income	$1,763	$1,790	$1,773	$1,722	$1,707
Other income	689	696	752	683	611
Less: Gain (loss) on bank investment securities	4	1	1	—	—
Denominator	$2,448	$2,485	$2,524	$2,405	$2,318
Efficiency ratio	58.3%	55.1%	53.6%	55.2%	60.5%
Balance sheet data
Average assets
Average assets	$213,828	$212,891	$211,053	$210,261	$208,321
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(59)	(69)	(79)	(89)	(92)
Deferred taxes	19	22	24	26	27
Average tangible assets	$205,323	$204,379	$202,533	$201,733	$199,791
Average common equity
Average total equity	$28,648	$28,970	$28,583	$28,666	$28,998
Preferred stock	(2,576)	(2,691)	(2,394)	(2,394)	(2,394)
Average common equity	26,072	26,279	26,189	26,272	26,604
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(59)	(69)	(79)	(89)	(92)
Deferred taxes	19	22	24	26	27
Average tangible common equity	$17,567	$17,767	$17,669	$17,744	$18,074
At end of quarter
Total assets
Total assets	$214,736	$213,510	$211,277	$211,584	$210,321
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(55)	(64)	(74)	(84)	(93)
Deferred taxes	18	20	23	25	26
Total tangible assets	$206,234	$205,001	$202,761	$203,060	$201,789
Total common equity
Total equity	$27,972	$29,177	$28,728	$28,525	$28,991
Preferred stock	(2,434)	(2,834)	(2,394)	(2,394)	(2,394)
Common equity	25,538	26,343	26,334	26,131	26,597
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(55)	(64)	(74)	(84)	(93)
Deferred taxes	18	20	23	25	26
Total tangible common equity	$17,036	$17,834	$17,818	$17,607	$18,065
__________________________________________________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rule 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of March 31, 2026.
(b) Changes in internal control over financial reporting. M&T regularly assesses and enhances its internal control over financial reporting. The Company is conducting a multi-phase implementation of new financial recordkeeping and reporting systems, including its general ledger and certain subledger platforms. In conjunction therewith the Company has and will continue to change certain processes and internal controls over financial reporting. No changes have been identified during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, M&T’s internal control over financial reporting. The conversion of the Company's core general ledger platform was completed in April 2026.

Part II. Other Information
Item 1. Legal Proceedings.
Refer to note 13 of Notes to Financial Statements filed herewith in Part I, Item 1, “Financial Statements (Unaudited)” regarding legal proceedings.
Item 1A. Risk Factors.
There have been no material changes in risk factors relating to the Company to those disclosed in response to Part I, Item 1A of M&T's 2025 Annual Report.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Common Equity Securities
(Dollars in millions, except per share)	Total Number of Common Shares (or Units) Purchased (a)	Average Price Paid per Common Share (or Unit) (b)	Total Number of Common Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Common Shares (or Units) that may yet be Purchased Under the Plans or Programs (c)
January 1 - January 31, 2026	1,616,691	$219.68	1,580,419	$995
February 1 - February 28, 2026	3,161,876	231.29	3,124,792	272
March 1 - March 31, 2026	825,602	217.71	825,203	5,000
Total	5,604,169	225.94	5,530,414
__________________________________________________________________________________
(a)The total number of shares purchased during the periods indicated includes shares purchased as part of publicly announced programs and/or shares deemed to have been received from employees who exercised stock options by attesting to previously acquired common shares in satisfaction of the exercise price, as is permitted under M&T’s stock-based compensation plans.
(b)Inclusive of share repurchase excise tax of 1%.
(c)On March 30, 2026, M&T's Board of Directors authorized a program under which $5.0 billion of common shares may be repurchased with the exact number, timing, price and terms of such repurchases to be determined at the discretion of management and subject to all regulatory limitations. The authorization replaced and terminated, effective March 30, 2026, the prior $4.0 billion share repurchase program authorized by M&T's Board of Directors in January 2025.
On February 1, 2026 M&T redeemed all 40,000 outstanding shares of its Perpetual Fixed Rate Reset Non-Cumulative Preferred Stock Series G for $400 million.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a) – (b) Not applicable.
(c) The following provides a description of Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the three months ended March 31, 2026, by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act:
On March 5, 2026, Kevin J. Pearson, Vice Chairman, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement will terminate on or before January 29, 2027. Under the arrangement, a maximum aggregate number of 6,000 shares may be sold and a maximum aggregate number of 23,358 vested stock options may be exercised and sold. Transactions under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.
On March 6, 2026, Tracy S. Woodrow, Senior Executive Vice President, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement will terminate on or before February 26, 2027. Under the arrangement, a maximum aggregate number of 881 vested stock options may be exercised and sold. Transactions under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1.
No executive officers and no directors terminated or modified a Rule 10b5-1 trading arrangement in the three months ended March 31, 2026.
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
Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 has been formatted in Inline XBRL.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: May 5, 2026	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer