Form 10-Q
period 2026-06-30
M&T BANK CORP
filed 2026-08-04
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
Commission File Number 1-9861
_______________________
M&T BANK CORPORATION
(Exact name of registrant as specified in its charter)
_______________________

New York	16-0968385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One M&T Plaza, Buffalo, New York (Address of principal executive offices)	14203
(Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:
(716) 635-4000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common Stock, $0.50 par value	MTB	New York Stock Exchange
Perpetual Fixed-to-Floating Rate Non-Cumulative Preferred Stock, Series H	MTBPrH	New York Stock Exchange
Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series J	MTBPrJ	New York Stock Exchange
Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series K	MTBPrK	New York Stock Exchange
Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series L	MTBPrL	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on July 31, 2026: 144,416,262 shares.

M&T Bank Corporation
FORM 10-Q
For the Quarterly Period Ended June 30, 2026

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited).
M&T Bank Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(Dollars in millions, except per share)	June 30, 2026	December 31, 2025
Assets
Cash and due from banks	$1,939	$1,701
Interest-bearing deposits at banks	15,499	17,068
Investment securities:
Available for sale (cost: $25,495 at June 30, 2026; $22,994 at December 31, 2025)	25,370	23,202
Held to maturity (fair value: $11,119 at June 30, 2026; $11,715 at December 31, 2025)	11,908	12,430
Equity and other securities (cost: $1,093 at June 30, 2026; $1,016 at December 31, 2025)	1,096	1,017
Total investment securities	38,374	36,649
Loans (a)	143,193	138,702
Allowance for loan losses	(2,176)	(2,116)
Net loans	141,017	136,586
Premises and equipment	1,726	1,629
Goodwill	8,465	8,465
Core deposit and other intangible assets	48	64
Accrued interest and other assets	12,193	11,348
Total assets	$219,261	$213,510
Liabilities
Noninterest-bearing deposits	$48,295	$46,509
Savings and interest-checking deposits	105,602	107,173
Time deposits	14,988	13,227
Total deposits	168,885	166,909
Short-term borrowings	4,614	2,149
Long-term borrowings (a)	13,568	10,911
Accrued interest and other liabilities	4,248	4,364
Total liabilities	191,315	184,333
Shareholders' equity
Preferred stock	2,434	2,834
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at June 30, 2026 and December 31, 2025	90	90
Additional paid-in capital	9,970	10,011
Retained earnings	22,038	20,882
Accumulated other comprehensive income (loss), net	(92)	277
Treasury stock — common, at cost — 34,507,260 shares at June 30, 2026; 27,604,513 shares at December 31, 2025	(6,494)	(4,917)
Total shareholders’ equity	27,946	29,177
Total liabilities and shareholders’ equity	$219,261	$213,510
__________________________________________________________________________________
(a)Loans of $3.1 billion and $2.1 billion at June 30, 2026 and December 31, 2025, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes issued to third party investors were included in Long-term borrowings and were $2.8 billion at June 30, 2026 and $1.7 billion at December 31, 2025.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2026	2025	2026	2025
Interest income
Loans	$2,070	$2,054	$4,064	$4,060
Investment securities	411	334	804	670
Deposits at banks	139	219	288	437
Other	—	2	—	2
Total interest income	2,620	2,609	5,156	5,169
Interest expense
Savings and interest-checking deposits	477	579	960	1,131
Time deposits	104	123	201	247
Short-term borrowings	77	37	131	69
Long-term borrowings	170	157	320	314
Total interest expense	828	896	1,612	1,761
Net interest income	1,792	1,713	3,544	3,408
Provision for credit losses	120	125	260	255
Net interest income after provision for credit losses	1,672	1,588	3,284	3,153
Other income
Mortgage banking revenues	127	130	254	248
Service charges on deposit accounts	144	137	283	270
Trust income	197	182	380	359
Brokerage services income	35	31	70	63
Trading account and other non-hedging derivative gains	22	12	36	21
Gain (loss) on bank investment securities	2	—	6	—
Other revenues from operations	213	191	400	333
Total other income	740	683	1,429	1,294
Other expense
Salaries and employee benefits	826	813	1,740	1,700
Equipment and net occupancy	129	130	262	262
Outside data processing and software	154	138	298	274
Professional and other services	89	86	182	170
FDIC assessments	18	22	41	45
Advertising and marketing	27	25	48	47
Amortization of core deposit and other intangible assets	7	9	16	22
Other costs of operations	99	113	200	231
Total other expense	1,349	1,336	2,787	2,751
Income before taxes	1,063	935	1,926	1,696
Income taxes	245	219	444	396
Net income	$818	$716	$1,482	$1,300
Net income available to common shareholders
Basic	$781	$679	$1,401	$1,226
Diluted	781	679	1,401	1,226
Net income per common share
Basic	5.35	4.26	9.49	7.58
Diluted	5.32	4.24	9.44	7.55
Average common shares outstanding
Basic	145,891	159,221	147,549	161,701
Diluted	146,758	160,005	148,424	162,511
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Net income	$818	$716	$1,482	$1,300
Other comprehensive income (loss), net of tax and reclassification adjustments:
Net unrealized gains (losses) on investment securities	(99)	67	(248)	214
Cash flow hedges adjustments	(58)	56	(118)	164
Defined benefit plans liability adjustments	(1)	(1)	(2)	(3)
Other	—	3	(1)	4
Total other comprehensive income (loss)	(158)	125	(369)	379
Total comprehensive income	$660	$841	$1,113	$1,679
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Six Months Ended June 30,
(Dollars in millions)	2026	2025
Cash flows from operating activities
Net income	$1,482	$1,300
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	260	255
Depreciation and amortization of premises and equipment	156	164
Amortization of capitalized servicing rights	18	68
Amortization of core deposit and other intangible assets	16	22
Provision for deferred income taxes	30	(22)
Asset write-downs	3	6
Net gain on sales of assets	(13)	(35)
Net change in accrued interest receivable, payable	39	(13)
Net change in other accrued income and expense	(166)	53
Net change in loans originated for sale	416	(70)
Net change in trading account and other non-hedging derivative assets and liabilities	39	(249)
Net cash from operating activities	2,280	1,479
Cash flows from investing activities
Proceeds from sales:
Investment securities available for sale	2,492	—
Equity and other securities	740	304
Loans	22	780
Proceeds from maturities:
Investment securities available for sale	1,953	2,070
Investment securities held to maturity	611	1,161
Purchases:
Investment securities available for sale	(6,943)	(4,472)
Investment securities held to maturity	(80)	—
Equity and other securities	(813)	(301)
Loans	(259)	(365)
Net change in loans	(4,942)	(1,194)
Capital expenditures, net	(117)	(51)
Net change in loan servicing advances	(444)	(712)
Other, net	(370)	219
Net cash from investing activities	(8,150)	(2,561)
Cash flows from financing activities
Net change in deposits	1,975	3,357
Net change in short-term borrowings	2,465	1,011
Proceeds from long-term borrowings	3,203	2,786
Payments on long-term borrowings	(463)	(3,165)
Redemption of Series G preferred stock	(400)	—
Purchases of treasury stock	(1,698)	(1,725)
Dividends paid — common	(445)	(438)
Dividends paid — preferred	(86)	(71)
Other, net	(12)	(30)
Net cash from financing activities	4,539	1,725
Net change in cash, cash equivalents and restricted cash	(1,331)	643
Cash, cash equivalents and restricted cash at beginning of period (a)	18,769	20,782
Cash, cash equivalents and restricted cash at end of period (a)	$17,438	$21,425
Supplemental disclosure of cash flow information
Interest received during the period	$5,277	$5,239
Interest paid during the period	1,585	1,744
Income taxes paid during the period	256	150
Supplemental schedule of noncash investing and financing activities
Real estate and other foreclosed assets acquired in settlement of loans	8	11
Additions to right-of-use assets under operating leases	135	57
__________________________________________________________________________________
(a)Effective for the year ended December 31, 2025, the Company changed its accounting policy for Cash and cash equivalents to include Interest-bearing deposits at banks. Prior period amounts have been adjusted to reflect this change in accounting policy as described in note 1.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended June 30, 2026
Balance — April 1, 2026	$2,434	$90	$9,961	$21,476	$66	$(6,055)	$27,972
Total comprehensive income	—	—	—	818	(158)	—	660
Preferred stock cash dividends	—	—	—	(35)	—	—	(35)
Purchases of treasury stock	—	—	—	—	—	(465)	(465)
Stock-based compensation transactions, net	—	—	9	(1)	—	26	34
Common stock cash dividends — $1.50 per share	—	—	—	(220)	—	—	(220)
Balance — June 30, 2026	$2,434	$90	$9,970	$22,038	$(92)	$(6,494)	$27,946

Six Months Ended June 30, 2026
Balance — January 1, 2026	$2,834	$90	$10,011	$20,882	$277	$(4,917)	$29,177
Fair value accounting election — residential mortgage loan servicing right assets (a)	—	—	—	197	—	—	197
Total comprehensive income	—	—	—	1,482	(369)	—	1,113
Redemption of Series G preferred stock	(400)	—	—	—	—	—	(400)
Preferred stock cash dividends	—	—	—	(78)	—	—	(78)
Purchases of treasury stock	—	—	—	—	—	(1,715)	(1,715)
Stock-based compensation transactions, net	—	—	(41)	(2)	—	138	95
Common stock cash dividends — $3.00 per share	—	—	—	(443)	—	—	(443)
Balance — June 30, 2026	$2,434	$90	$9,970	$22,038	$(92)	$(6,494)	$27,946

Three Months Ended June 30, 2025
Balance — April 1, 2025	$2,394	$90	$9,969	$19,405	$90	$(2,957)	$28,991
Total comprehensive income	—	—	—	716	125	—	841
Preferred stock cash dividends	—	—	—	(35)	—	—	(35)
Purchases of treasury stock	—	—	—	—	—	(1,080)	(1,080)
Stock-based compensation transactions, net	—	—	13	(2)	—	11	22
Common stock cash dividends — $1.35 per share	—	—	—	(214)	—	—	(214)
Balance — June 30, 2025	$2,394	$90	$9,982	$19,870	$215	$(4,026)	$28,525

Six Months Ended June 30, 2025
Balance — January 1, 2025	$2,394	$90	$9,999	$19,079	$(164)	$(2,371)	$29,027
Total comprehensive income	—	—	—	1,300	379	—	1,679
Preferred stock cash dividends	—	—	—	(71)	—	—	(71)
Purchases of treasury stock	—	—	—	—	—	(1,742)	(1,742)
Stock-based compensation transactions, net	—	—	(17)	(2)	—	87	68
Common stock cash dividends — $2.70 per share	—	—	—	(436)	—	—	(436)
Balance — June 30, 2025	$2,394	$90	$9,982	$19,870	$215	$(4,026)	$28,525
__________________________________________________________________________________
(a)As described in notes 1 and 13, effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value.
See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1. Significant accounting policies
`
The consolidated interim financial statements of the Company were compiled in accordance with GAAP and with instructions for Form 10-Q and Article 10 Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2025 Annual Report.
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in Mortgage banking revenues in the Consolidated Statement of Income. As a result, amortization associated with residential mortgage loan servicing right assets previously recognized in Other costs of operations in the Consolidated Statement of Income before 2026 is no longer recorded. Instead, beginning in 2026 fair value changes in residential mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in Mortgage banking revenues. The accounting election resulted in an increase to capitalized servicing assets, included in Accrued interest and other assets in the Consolidated Balance Sheet, of $263 million and a corresponding after-tax increase to Retained earnings of $197 million. On December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate and other derivative contracts, for which changes in fair value are reflected in Mortgage banking revenues in the Consolidated Statement of Income for the three and six months ended June 30, 2026.
Consolidated Statement of Cash Flows
For purposes of this statement, Cash and due from banks and federal funds sold are considered Cash and cash equivalents. Effective for the year ended December 31, 2025, the Company changed its accounting policy to also include Interest-bearing deposits at banks, which are primarily comprised of interest-bearing deposits at the FRB of New York, as Cash and cash equivalents. The Company considers such deposits to be an immediate source of funds in its liquidity management processes and therefore considers the accounting policy election preferable. Prior period amounts in the Consolidated Statement of Cash Flows have been adjusted to reflect this change in accounting policy as summarized in the following table:

	Six Months Ended June 30, 2025
(Dollars in millions)	Previously Reported	Adjusted
Net change in interest-bearing deposits at banks	$(424)	$—
Net cash from investing activities	(2,985)	(2,561)
Net change in cash, cash equivalents and restricted cash	219	643
Cash, cash equivalents and restricted cash at beginning of period	1,909	20,782
Cash, cash equivalents and restricted cash at end of period	2,128	21,425

1. Significant accounting policies, continued
The following table provides a description of accounting standards that were adopted by the Company in the six-month period ended June 30, 2026 as well as standards that were not yet effective at June 30, 2026 that could have an impact to M&T's consolidated financial statements upon adoption.
Recent accounting developments

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards adopted in the six-month period ended June 30, 2026
Improvements to the accounting for purchased loans	The standard expands the population of acquired financial assets accounted for using a gross-up approach which records an initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned.	January 1, 2027 (Early adoption permitted)	Effective January 1, 2026, the Company prospectively adopted the amended guidance, which did not have a material impact on its consolidated financial statements for the three and six month-periods ended June 30, 2026.
Standards not yet adopted as of June 30, 2026
Income Statement - Expense disaggregation disclosures	The standard requires disclosure in the notes to financial statements of specified information about certain cost and expense captions on the income statement.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Hedge accounting improvements	The amendment expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure. The amendment also provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable rate debt instruments that permit the borrower to change the interest rate index. The amendment also modifies certain other hedge accounting rules.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Targeted improvements to the accounting for internal-use software	The standard eliminates the concept of a software development project stage such that the guidance is agnostic to different software development methods and introduces a new threshold for cost capitalization. The standard also provides factors to consider when determining whether significant development uncertainty exists.	January 1, 2028 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
2. Divestiture
In May 2025 the Company sold Wilmington Trust SP Services Inc., a subsidiary that specialized in institutional services, to a third party. The transaction resulted in a gain of $10 million that has been included in Other revenues from operations in the Company's Consolidated Statement of Income for the three-month and six-month periods ended June 30, 2025. The revenues and expenses of that subsidiary were not material to the Company's consolidated results of operations for each of the three-month and six-month periods ended June 30, 2025.

3. Investment securities
The amortized cost and fair value of investment securities were as follows.

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2026
Investment securities available for sale:
U.S. Treasury	$3,227	$4	$4	$3,227
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,744	22	11	4,755
Residential (b)	17,523	61	197	17,387
Other	1	—	—	1
	25,495	87	212	25,370
Investment securities held to maturity:
U.S. Treasury	398	—	3	395
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,996	—	92	1,904
Residential	7,463	1	663	6,801
Privately issued	28	11	—	39
State and political subdivisions	2,022	—	43	1,979
Other	1	—	—	1
	11,908	12	801	11,119
Total debt securities	$37,403	$99	$1,013	$36,489
Equity and other securities:
Readily marketable equity — at fair value	$242	$5	$2	$245
Other — at cost	851	—	—	851
Total equity and other securities	$1,093	$5	$2	$1,096

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$6,302	$43	$2	$6,343
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,738	79	1	4,816
Residential	11,953	148	59	12,042
Other	1	—	—	1
	22,994	270	62	23,202
Investment securities held to maturity:
U.S. Treasury	445	—	4	441
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,007	—	74	1,933
Residential	7,816	10	619	7,207
Privately issued	32	12	—	44
State and political subdivisions	2,129	—	40	2,089
Other	1	—	—	1
	12,430	22	737	11,715
Total debt securities	$35,424	$292	$799	$34,917
Equity and other securities:
Readily marketable equity — at fair value	$280	$3	$2	$281
Other — at cost	736	—	—	736
Total equity and other securities	$1,016	$3	$2	$1,017
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $173 million and $187 million at June 30, 2026 and December 31, 2025, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)In July 2026, the Company transferred $8.3 billion of residential mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio with gross unrealized gains of $32 million and gross unrealized losses of $24 million at the time of transfer.

3. Investment securities, continued
A summary of debt investment securities that as of June 30, 2026 and December 31, 2025 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows.

	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
June 30, 2026
Investment securities available for sale:
U.S. Treasury	$1,388	$4	$—	$—	$1,388	$4
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,961	11	1	—	1,962	11
Residential	9,794	135	1,091	62	10,885	197
Other	—	—	1	—	1	—
	13,143	150	1,093	62	14,236	212
Investment securities held to maturity:
U.S. Treasury	—	—	395	3	395	3
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	272	6	1,632	86	1,904	92
Residential	1,231	19	5,110	644	6,341	663
Privately issued	—	—	1	—	1	—
State and political subdivisions	508	5	1,248	38	1,756	43
	2,011	30	8,386	771	10,397	801
Total	$15,154	$180	$9,479	$833	$24,633	$1,013

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$—	$—	$185	$2	$185	$2
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	174	1	65	—	239	1
Residential	488	2	1,303	57	1,791	59
Other	—	—	1	—	1	—
	662	3	1,554	59	2,216	62
Investment securities held to maturity:
U.S. Treasury	—	—	391	4	391	4
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	28	—	1,840	74	1,868	74
Residential	139	1	6,287	618	6,426	619
Privately issued	2	—	—	—	2	—
State and political subdivisions	13	—	1,866	40	1,879	40
	182	1	10,384	736	10,566	737
Total	$844	$4	$11,938	$795	$12,782	$799

3. Investment securities, continued
The Company owned 3,361 individual debt securities with aggregate gross unrealized losses of $1.0 billion at June 30, 2026. Based on a review of each of the securities in the investment securities portfolio at June 30, 2026, including security type and issuer credit quality, the Company concluded that it expected to recover the amortized cost basis of its investment. As of June 30, 2026, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. The Company estimated no material allowance for credit losses for its investment securities at June 30, 2026 or December 31, 2025. At June 30, 2026, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $851 million of cost method equity securities.
At June 30, 2026, the amortized cost and fair value of debt securities by contractual maturity were as follows.

(Dollars in millions)	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$1,356	$1,359
Due after one year through five years	1,872	1,869
Due after five years through ten years	—	—
Due after ten years	—	—
	3,228	3,228
Mortgage-backed securities	22,267	22,142
	$25,495	$25,370
Debt securities held to maturity:
Due in one year or less	$407	$404
Due after one year through five years	392	391
Due after five years through ten years	1,202	1,186
Due after ten years	420	394
	2,421	2,375
Mortgage-backed securities	9,487	8,744
	$11,908	$11,119
A summary of gross realized gains and gross realized losses from the sale of available-for-sale investment securities for the three-month and six-month periods ended June 30, 2026 and 2025 follows.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions)	2026	2025	2026	2025
Gross realized gains	$—	$—	$6	$—
Gross realized losses	—	—	(2)	—
Net realized gains	$—	$—	$4	$—
At June 30, 2026 and December 31, 2025, investment securities with carrying values of $5.2 billion (including $77 million related to repurchase transactions) and $5.3 billion (including $67 million related to repurchase transactions), respectively, were pledged to secure outstanding borrowings, lines of credit and governmental deposits.

4. Loans and allowance for loan losses
A summary of current, past due and nonaccrual loans as of June 30, 2026 and December 31, 2025 follows.

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
June 30, 2026
Commercial and industrial	$65,198	$371	$4	$570	$66,143
Real estate:
Commercial (c)	20,848	168	2	216	21,234
Residential builder and developer	101	9	—	—	110
Other commercial construction	3,082	30	—	36	3,148
Residential (d) (e)	23,891	644	587	262	25,384
Consumer:
Home equity lines and loans (e)	4,781	33	—	77	4,891
Recreational finance	14,712	111	—	33	14,856
Automobile	4,899	60	—	10	4,969
Other	2,420	24	10	4	2,458
Total	$139,932	$1,450	$603	$1,208	$143,193

December 31, 2025
Commercial and industrial	$62,626	$390	$5	$527	$63,548
Real estate:
Commercial (c)	19,505	364	3	320	20,192
Residential builder and developer	69	—	—	—	69
Other commercial construction	3,436	109	—	13	3,558
Residential (d) (e)	23,410	657	543	264	24,874
Consumer:
Home equity lines and loans (e)	4,690	35	—	82	4,807
Recreational finance	13,946	116	—	30	14,092
Automobile	5,097	59	—	11	5,167
Other	2,357	23	10	5	2,395
Total	$135,136	$1,753	$561	$1,252	$138,702
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $260 million and $276 million at June 30, 2026 and December 31, 2025, respectively.
(b)Balances exclude accrued interest receivable of $625 million and $627 million at June 30, 2026 and December 31, 2025, respectively, which is included in Accrued interest and other assets in the Consolidated Balance Sheet.
(c)Commercial real estate loans held for sale were $259 million at June 30, 2026 and $484 million at December 31, 2025.
(d)Residential real estate loans held for sale were $256 million at June 30, 2026 and $441 million at December 31, 2025.
(e)There were $186 million and $182 million at June 30, 2026 and December 31, 2025, respectively, of loans secured by residential real estate that were in the process of foreclosure. At June 30, 2026, approximately 59% of those residential real estate loans in the process of foreclosure were government guaranteed.
As further described in notes 5 and 12, loans totaling $3.1 billion and $2.1 billion at June 30, 2026 and December 31, 2025, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements. The Company has also pledged loans to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York at June 30, 2026 and December 31, 2025 as summarized in the following table.

(Dollars in billions)	June 30, 2026	December 31, 2025
Commercial and industrial	$23.6	$20.7
Commercial real estate	13.3	13.4
Residential real estate	19.6	19.5
Consumer	17.4	18.2

4. Loans and allowance for loan losses, continued
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. The following table summarizes the loan grades applied at June 30, 2026 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the six-month period ended June 30, 2026 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2026	2025	2024	2023	2022	Prior
Commercial and industrial:
Pass	$6,787	$8,417	$5,539	$3,315	$3,285	$6,176	$29,143	$93	$62,755
Criticized accrual	49	222	370	405	266	349	1,125	32	2,818
Criticized nonaccrual	3	33	69	64	75	159	147	20	570
Total commercial and industrial	$6,839	$8,672	$5,978	$3,784	$3,626	$6,684	$30,415	$145	$66,143
Gross charge-offs six months ended June 30, 2026	$—	$10	$18	$9	$8	$8	$32	$—	$85
Real estate:
Commercial:
Pass	$2,888	$3,290	$413	$1,655	$1,782	$9,032	$388	$—	$19,448
Criticized accrual	—	12	9	155	131	1,263	—	—	1,570
Criticized nonaccrual	—	—	—	23	23	170	—	—	216
Total commercial real estate	$2,888	$3,302	$422	$1,833	$1,936	$10,465	$388	$—	$21,234
Gross charge-offs six months ended June 30, 2026	$—	$—	$—	$9	$2	$21	$—	$—	$32
Residential builder and developer:
Pass	$47	$18	$2	$—	$—	$4	$28	$—	$99
Criticized accrual	—	—	—	—	11	—	—	—	11
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$47	$18	$2	$—	$11	$4	$28	$—	$110
Gross charge-offs six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$215	$548	$240	$922	$316	$166	$74	$—	$2,481
Criticized accrual	—	—	10	112	349	159	1	—	631
Criticized nonaccrual	—	—	—	—	7	29	—	—	36
Total other commercial construction	$215	$548	$250	$1,034	$672	$354	$75	$—	$3,148
Gross charge-offs six months ended June 30, 2026	$—	$—	$—	$—	$—	$1	$—	$—	$1

4. Loans and allowance for loan losses, continued
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at June 30, 2026 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the six-month period ended June 30, 2026 by origination year follows.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2026	2025	2024	2023	2022	Prior
Residential real estate:
Current	$2,081	$3,074	$1,636	$1,023	$3,947	$11,995	$135	$—	$23,891
30-89 days past due	6	13	8	89	108	420	—	—	644
Accruing loans past due 90 days or more	—	6	8	25	139	409	—	—	587
Nonaccrual	—	2	4	8	47	201	—	—	262
Total residential real estate	$2,087	$3,095	$1,656	$1,145	$4,241	$13,025	$135	$—	$25,384
Gross charge-offs six months ended June 30, 2026	$—	$—	$—	$—	$—	$3	$—	$—	$3
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$—	$68	$3,444	$1,269	$4,781
30-89 days past due	—	—	—	—	—	2	—	31	33
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	1	74	77
Total home equity lines and loans	$—	$—	$—	$—	$—	$72	$3,445	$1,374	$4,891
Gross charge-offs six months ended June 30, 2026	$—	$—	$—	$—	$—	$—	$—	$3	$3
Recreational finance:
Current	$2,349	$3,580	$2,702	$1,527	$1,516	$3,038	$—	$—	$14,712
30-89 days past due	4	11	20	18	18	40	—	—	111
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	4	6	9	4	10	—	—	33
Total recreational finance	$2,353	$3,595	$2,728	$1,554	$1,538	$3,088	$—	$—	$14,856
Gross charge-offs six months ended June 30, 2026	$1	$10	$18	$16	$13	$29	$—	$—	$87
Automobile:
Current	$864	$1,643	$1,360	$431	$344	$257	$—	$—	$4,899
30-89 days past due	2	10	19	12	9	8	—	—	60
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	3	3	1	1	2	—	—	10
Total automobile	$866	$1,656	$1,382	$444	$354	$267	$—	$—	$4,969
Gross charge-offs six months ended June 30, 2026	$—	$6	$9	$5	$3	$2	$—	$—	$25
Other:
Current	$182	$237	$117	$65	$41	$39	$1,738	$1	$2,420
30-89 days past due	2	2	2	1	1	—	15	1	24
Accruing loans past due 90 days or more	—	—	—	—	—	—	10	—	10
Nonaccrual	2	1	1	—	—	—	—	—	4
Total other	$186	$240	$120	$66	$42	$39	$1,763	$2	$2,458
Gross charge-offs six months ended June 30, 2026	$4	$9	$5	$2	$—	$—	$35	$—	$55
Total loans at June 30, 2026	$15,481	$21,126	$12,538	$9,860	$12,420	$33,998	$36,249	$1,521	$143,193
Total gross charge-offs for the six months ended June 30, 2026	$5	$35	$50	$41	$26	$64	$67	$3	$291

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

4. Loans and allowance for loan losses, continued
Allowance for loan losses
For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolios by loan type. Changes in the allowance for loan losses and the reserve for unfunded credit commitments for the three-month and six-month periods ended June 30, 2026 and 2025 were as follows.

	Allowance for Loan Losses					Reserve for Unfunded Credit Commitments (a)
	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended June 30, 2026
Beginning balance	$817	$421	$99	$799	$2,136	$95
Provision for credit losses	35	(7)	1	91	120	—
Net charge-offs:
Charge-offs	(39)	(15)	(2)	(82)	(138)	—
Recoveries	19	9	2	28	58	—
Net charge-offs	(20)	(6)	—	(54)	(80)	—
Ending balance	$832	$408	$100	$836	$2,176	$95

Three Months Ended June 30, 2025
Beginning balance	$762	$610	$105	$723	$2,200	$60
Provision for credit losses	69	(43)	5	74	105	20
Net charge-offs:
Charge-offs	(57)	(25)	(1)	(73)	(156)	—
Recoveries	19	2	1	26	48	—
Net charge-offs	(38)	(23)	—	(47)	(108)	—
Ending balance	$793	$544	$110	$750	$2,197	$80

Six Months Ended June 30, 2026
Beginning balance	$771	$472	$100	$773	$2,116	$80
Provision for credit losses	106	(41)	(1)	181	245	15
Net charge-offs:
Charge-offs	(85)	(33)	(3)	(170)	(291)	—
Recoveries	40	10	4	52	106	—
Net charge-offs	(45)	(23)	1	(118)	(185)	—
Ending balance	$832	$408	$100	$836	$2,176	$95

Six Months Ended June 30, 2025
Beginning balance	$769	$599	$108	$708	$2,184	$60
Provision for credit losses	91	(13)	2	155	235	20
Net charge-offs:
Charge-offs	(107)	(47)	(3)	(159)	(316)	—
Recoveries	40	5	3	46	94	—
Net charge-offs	(67)	(42)	—	(113)	(222)	—
Ending balance	$793	$544	$110	$750	$2,197	$80
__________________________________________________________________________________
(a)Further information about unfunded credit commitments is included in note 14.

4. Loans and allowance for loan losses, continued
Despite the allocation in the preceding tables, the allowance for loan losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for loan losses, accruing loans with similar risk characteristics are evaluated collectively, generally through the use of statistically developed credit models or other quantitative methodologies. The statistically developed models project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of June 30, 2026 and December 31, 2025, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
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

4. Loans and allowance for loan losses, continued
Information with respect to loans that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and six-month periods ended June 30, 2026 and 2025 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
(Dollars in millions)	June 30, 2026			April 1, 2026	January 1, 2026	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Commercial and industrial	$520	$50	$570	$535	$527	$8	$15
Real estate:
Commercial	162	54	216	294	320	8	9
Residential builder and developer	—	—	—	—	—	—	—
Other commercial construction	29	7	36	10	13	—	—
Residential	111	151	262	272	264	4	6
Consumer:
Home equity lines and loans	37	40	77	84	82	1	3
Recreational finance	19	14	33	32	30	1	1
Automobile	8	2	10	9	11	—	—
Other	4	—	4	4	5	—	—
Total	$890	$318	$1,208	$1,240	$1,252	$22	$34
	June 30, 2025			April 1, 2025	January 1, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commercial and industrial	$663	$124	$787	$662	$696	$6	$12
Real estate:
Commercial	289	87	376	394	468	10	17
Residential builder and developer	1	—	1	1	2	—	—
Other commercial construction	23	—	23	28	66	—	—
Residential	115	150	265	284	279	4	7
Consumer:
Home equity lines and loans	34	41	75	78	81	2	4
Recreational finance	15	10	25	26	31	—	—
Automobile	7	2	9	11	12	—	—
Other	5	7	12	56	55	—	—
Total	$1,152	$421	$1,573	$1,540	$1,690	$22	$40

4. Loans and allowance for loan losses, continued
Loan modifications
Loan modifications typically consist of extensions of maturity dates but may also include other modified terms such as payment deferrals and interest rate reductions. The table that follows summarizes the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and six-month periods ended June 30, 2026 and 2025.

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other	Combination of Modification Types	Total (b) (c)	Percent of Total Loan Class
Three Months Ended June 30, 2026
Commercial and industrial	$73	$6	$37	$116	.18%
Real estate:
Commercial	120	1	23	144	.68
Residential builder and developer	—	—	—	—	—
Other commercial construction	183	—	4	187	5.94
Residential	39	2	17	58	.23
Consumer:
Home equity lines and loans	—	—	1	1	.02
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	8	—	—	8	.32
Total	$423	$9	$82	$514	.36%

Six Months Ended June 30, 2026
Commercial and industrial	$136	$9	$68	$213	.32%
Real estate:
Commercial	313	9	96	418	1.97
Residential builder and developer	9	—	—	9	7.85
Other commercial construction	245	—	4	249	7.92
Residential	53	5	21	79	.31
Consumer:
Home equity lines and loans	—	—	1	1	.02
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	8	—	—	8	.32
Total	$764	$23	$190	$977	.68%
__________________________________________________________________________________
(a)As of the respective period end.
(b)Includes approximately $48 million and $62 million of loans guaranteed by government-related entities (primarily first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2026, respectively.
(c)Excludes unfunded commitments to extend credit totaling $29 million and $45 million for the three-month and six-month periods ended June 30, 2026, respectively.

4. Loans and allowance for loan losses, continued

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other	Combination of Modification Types	Total (b) (c)	Percent of Total Loan Class
Three Months Ended June 30, 2025
Commercial and industrial	$68	$16	$3	$87	.14%
Real estate:
Commercial	266	53	—	319	1.58
Residential builder and developer	—	—	—	—	—
Other commercial construction	12	—	—	12	.27
Residential	37	1	6	44	.18
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	10	—	—	10	.44
Total	$393	$70	$9	$472	.35%

Six Months Ended June 30, 2025
Commercial and industrial	$130	$17	$76	$223	.36%
Real estate:
Commercial	399	53	—	452	2.24
Residential builder and developer	—	—	—	—	—
Other commercial construction	214	—	—	214	5.03
Residential	71	4	12	87	.36
Consumer:
Home equity lines and loans	—	—	—	—	—
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	10	—	—	10	.44
Total	$824	$74	$88	$986	.73%
__________________________________________________________________________________
(a)As of the respective period end.
(b)Includes approximately $36 million and $70 million of loans guaranteed by government-related entities (primarily first lien residential mortgage loans) for the three-month and six-month periods ended June 30, 2025, respectively.
(c)Excludes unfunded commitments to extend credit totaling $10 million and $18 million for the three-month and six-month periods ended June 30, 2025, respectively.
The financial effects of the modifications on the weighted-average remaining term of modified loans for the three-month and six-month periods ended June 30, 2026 and 2025 are summarized in the following table.

	Three Months Ended June 30,		Six Months Ended June 30,
(In years)	2026	2025	2026	2025
Increase to weighted-average remaining term
Commercial and industrial	1.1	0.6	1.7	0.8
Real estate:
Commercial (a)	1.4	0.8	1.3	0.8
Residential	10.6	9.2	10.8	9.7
__________________________________________________________________________________
(a)Inclusive of residential builder and developer loans and other commercial construction loans.

4. Loans and allowance for loan losses, continued
The following table summarizes the payment status, at June 30, 2026 and 2025, of loans to borrowers experiencing financial difficulty that were modified during the twelve-month periods ended June 30, 2026 and 2025, respectively.

	Amortized Cost (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More	Total
Twelve Months Ended June 30, 2026
Commercial and industrial	$247	$8	$8	$263
Real estate:
Commercial	458	117	3	578
Residential builder and developer	3	9	—	12
Other commercial construction	272	2	—	274
Residential (b)	113	36	47	196
Consumer:
Home equity lines and loans	2	—	—	2
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	11	—	—	11
Total	$1,106	$172	$58	$1,336

Twelve Months Ended June 30, 2025
Commercial and industrial	$281	$7	$63	$351
Real estate:
Commercial	598	54	1	653
Residential builder and developer	—	—	—	—
Other commercial construction	279	—	5	284
Residential (b)	77	48	41	166
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	—	—	—	—
Other	10	—	—	10
Total	$1,247	$109	$110	$1,466
__________________________________________________________________________________
(a) At the respective period end.
(b) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $30 million and $40 million and as past due 90 days or more of $43 million and $35 million at June 30, 2026 and 2025, respectively.
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

5. Borrowings

The following table summarizes the Company's short-term and long-term borrowings at June 30, 2026 and December 31, 2025.

(Dollars in millions)	June 30, 2026	December 31, 2025
Short-term borrowings
Repurchase agreements	$64	$49
Advances from FHLB	4,550	2,100
Total short-term borrowings	$4,614	$2,149

Long-term borrowings
Senior notes — M&T	$5,497	$5,583
Senior notes — M&T Bank	3,142	1,946
Advances from FHLB	3	3
Subordinated notes — M&T	1,245	747
Subordinated notes — M&T Bank	489	489
Junior subordinated debentures — M&T (a)	403	403
Asset-backed notes (a)	2,779	1,730
Other	10	10
Total long-term borrowings	$13,568	$10,911
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
At June 30, 2026, M&T Bank had borrowing facilities available with the FHLB of New York whereby M&T Bank could borrow up to approximately $20.0 billion, of which $4.6 billion was outstanding at June 30, 2026. Additionally, M&T Bank had an available line of credit with the FRB of New York totaling approximately $26.1 billion at June 30, 2026. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

6. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of June 30, 2026 and December 31, 2025 is presented below.

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference Per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
									Three Months Ended June 30,		Six Months Ended June 30,
Series	June 30, 2026	December 31, 2025					June 30, 2026	December 31, 2025	2026	2025	2026	2025
Series F (a)	50,000	50,000	$10,000	10/28/2016	11/1/2026	5.125%	$500	$500	$128.13	$128.13	$256.25	$256.25
Series G (b)	—	40,000	10,000	—	—	—	—	400	—	182.60	182.60	365.20
Series H (c)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	0.35	0.35	0.70	0.70
Series I (d)	50,000	50,000	10,000	8/17/2021	9/1/2026	3.500	500	500	87.50	87.50	175.00	175.00
Series J (e)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	187.50	187.50	375.00	375.00
Series K (f)	45,000	45,000	10,000	10/31/2025	12/15/2030	6.350	440	440	158.75	—	317.50	—
Total	10,220,000	10,260,000					$2,434	$2,834
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
In July 2026 M&T issued 60,000 shares of Perpetual Non-cumulative Preferred Stock Series L, with a liquidation preference of $10,000 per share. Holders of the Series L preferred stock are entitled to receive, if declared, dividends at an annual rate of 6.625%, payable quarterly in arrears until redemption. The Series L preferred stock may be redeemed at M&T's option on any dividend payment date on or after September 15, 2031 or at any time within 90 days following an event whereby the shares no longer qualify as Tier 1 capital.
7. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At each of June 30, 2026 and December 31, 2025, the Company had $75 million of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are included in Accrued interest and other assets in the Company's Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At June 30, 2026 and December 31, 2025, the Company had deferred revenue of $50 million and $54 million, respectively, related to the sources in the accompanying tables included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

7. Revenue from contracts with customers, continued
The following tables summarize sources of the Company’s noninterest income during the three-month and six-month periods ended June 30, 2026 and 2025 that are subject to the revenue recognition accounting guidance.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended June 30, 2026
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$46	$98	$—	$144
Trust income	1	—	196	197
Brokerage services income	2	—	33	35
Other revenues from operations:
Merchant discount and credit card interchange fees	18	27	—	45
Other	11	8	2	21
	$78	$133	$231	$442

Three Months Ended June 30, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$43	$94	$—	$137
Trust income	1	—	181	182
Brokerage services income	2	—	29	31
Other revenues from operations:
Merchant discount and credit card interchange fees	19	27	—	46
Other	11	8	2	21
	$76	$129	$212	$417

Six Months Ended June 30, 2026
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$93	$190	$—	$283
Trust income	2	—	378	380
Brokerage services income	3	—	67	70
Other revenues from operations:
Merchant discount and credit card interchange fees	33	49	—	82
Other	26	15	4	45
	$157	$254	$449	$860

Six Months Ended June 30, 2025
Classification in Consolidated Statement of Income
Service charges on deposit accounts	$88	$182	$—	$270
Trust income	2	—	357	359
Brokerage services income	3	—	60	63
Other revenues from operations:
Merchant discount and credit card interchange fees	35	48	—	83
Other	20	15	4	39
	$148	$245	$421	$814

8. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to eligible retired employees. Net periodic benefit for defined benefit plans consisted of the following.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Three Months Ended June 30,
Net periodic pension (benefit) cost	2026	2025	2026	2025
Service cost	$2	$2	$1	$1
Interest cost on benefit obligation	23	27	—	—
Expected return on plan assets	(42)	(47)	—	—
Amortization of prior service credit and actuarial gains	(1)	—	(1)	(2)
Net periodic benefit	$(18)	$(18)	$—	$(1)

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Six Months Ended June 30,
Net periodic pension (benefit) cost	2026	2025	2026	2025
Service cost	$4	$4	$1	$1
Interest cost on benefit obligation	46	54	1	1
Expected return on plan assets	(85)	(93)	—	—
Amortization of prior service credit and actuarial gains	(1)	(1)	(2)	(3)
Net periodic benefit	$(36)	$(36)	$—	$(1)
Service cost is reflected in Salaries and employee benefits and the other components of net periodic benefit are reflected in Other costs of operations in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $43 million and $40 million for the three months ended June 30, 2026 and 2025, respectively, and $93 million and $90 million for the six months ended June 30, 2026 and 2025, respectively.

9. Earnings per common share
The computations of basic earnings per common share follow.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2026	2025	2026	2025
Income available to common shareholders:
Net income	$818	$716	$1,482	$1,300
Less: Preferred stock dividends	(35)	(35)	(78)	(71)
Net income available to common equity	783	681	1,404	1,229
Less: Income attributable to unvested stock-based compensation awards	(2)	(2)	(3)	(3)
Net income available to common shareholders	$781	$679	$1,401	$1,226
Weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	146,200	159,559	147,835	162,025
Less: Unvested stock-based compensation awards	(309)	(338)	(286)	(324)
Weighted-average shares outstanding	145,891	159,221	147,549	161,701

Basic earnings per common share	$5.35	$4.26	$9.49	$7.58
The computations of diluted earnings per common share follow.

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in millions, except per share, shares in thousands)	2026	2025	2026	2025
Net income available to common equity	$783	$681	$1,404	$1,229
Less: Income attributable to unvested stock-based compensation awards	(2)	(2)	(3)	(3)
Net income available to common shareholders	$781	$679	$1,401	$1,226
Adjusted weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	146,200	159,559	147,835	162,025
Less: Unvested stock-based compensation awards	(309)	(338)	(286)	(324)
Plus: Incremental shares from assumed conversion of stock-based compensation awards	867	784	875	810
Adjusted weighted-average shares outstanding (a)	146,758	160,005	148,424	162,511

Diluted earnings per common share	$5.32	$4.24	$9.44	$7.55
__________________________________________________________________________________
(a)Stock-based compensation awards to purchase common stock of M&T representing common shares of 0.1 million in each of the three and six month periods ended June 30, 2026, respectively, and common shares of 0.2 million in each of the three and six month periods ended June 30, 2025, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

10. Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the three-month periods ended June 30, 2026 and 2025.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — April 1, 2026	$9	$9	$80	$(8)	$90		$(24)	$66
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(134)	—	—	—	(134)		35	(99)
Unrealized losses, net	—	(69)	—	—	(69)		16	(53)
Total other comprehensive income (loss) before reclassifications	(134)	(69)	—	—	(203)		51	(152)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	(8)	—	—	(8)	(a)	3	(5)
Amortization of prior service credit and actuarial gains	—	—	(2)	—	(2)	(b)	1	(1)
Total other comprehensive income (loss)	(134)	(77)	(2)	—	(213)		55	(158)
Balance — June 30, 2026	$(125)	$(68)	$78	$(8)	$(123)		$31	$(92)

Balance — April 1, 2025	$(8)	$9	$129	$(9)	$121		$(31)	$90
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	90	—	—	—	90		(23)	67
Unrealized gains, net	—	43	—	—	43		(11)	32
Other	—	—	—	4	4		(1)	3
Total other comprehensive income (loss) before reclassifications	90	43	—	4	137		(35)	102
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	33	—	—	33	(a)	(9)	24
Amortization of prior service credit and actuarial gains	—	—	(2)	—	(2)	(b)	1	(1)
Total other comprehensive income (loss)	90	76	(2)	4	168		(43)	125
Balance — June 30, 2025	$82	$85	$127	$(5)	$289		$(74)	$215
__________________________________________________________________________________
(a)Included in Interest income in the Consolidated Statement of Income.
(b)Included in Other costs of operations in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net during the three-month periods ended June 30, 2026 and 2025 consisted of the following.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — April 1, 2026	$6	$7	$60	$(7)	$66
Net gain (loss) during period	(99)	(58)	(1)	—	(158)
Balance — June 30, 2026	$(93)	$(51)	$59	$(7)	$(92)

Balance — April 1, 2025	$(6)	$7	$96	$(7)	$90
Net gain (loss) during period	67	56	(1)	3	125
Balance — June 30, 2025	$61	$63	$95	$(4)	$215

10. Comprehensive income, continued
The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the six months ended June 30, 2026 and 2025.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Balance — January 1, 2026	$208	$90	$81	$(7)	$372		$(95)	$277
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(329)	—	—	—	(329)		84	(245)
Unrealized losses, net	—	(145)	—	—	(145)		36	(109)
Other	—	—	—	(1)	(1)		—	(1)
Total other comprehensive income (loss) before reclassifications	(329)	(145)	—	(1)	(475)		120	(355)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net gains realized in net income	(4)	—	—	—	(4)	(a)	1	(3)
Net yield adjustment from cash flow hedges currently in effect	—	(13)	—	—	(13)	(b)	4	(9)
Amortization of prior service credit and actuarial gains	—	—	(3)	—	(3)	(c)	1	(2)
Total other comprehensive income (loss)	(333)	(158)	(3)	(1)	(495)		126	(369)
Balance — June 30, 2026	$(125)	$(68)	$78	$(8)	$(123)		$31	$(92)

Balance — January 1, 2025	$(205)	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	287	—	—	—	287		(73)	214
Unrealized gains, net	—	134	—	—	134		(34)	100
Other	—	—	—	5	5		(1)	4
Total other comprehensive income (loss) before reclassifications	287	134	—	5	426		(108)	318
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	86	—	—	86	(b)	(22)	64
Amortization of prior service credit and actuarial gains	—	—	(4)	—	(4)	(c)	1	(3)
Total other comprehensive income (loss)	287	220	(4)	5	508		(129)	379
Balance — June 30, 2025	$82	$85	$127	$(5)	$289		$(74)	$215
__________________________________________________________________________________
(a)Included in Gain (loss) on bank investment securities in the Consolidated Statement of Income.
(b)Included in Interest income in the Consolidated Statement of Income.
(c)Included in Other costs of operations in the Consolidated Statement of Income.
Accumulated other comprehensive income (loss), net during the six months ended June 30, 2026 and 2025 consisted of the following.

(Dollars in millions)	Investment Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Balance — January 1, 2026	$155	$67	$61	$(6)	$277
Net gain (loss) during period	(248)	(118)	(2)	(1)	(369)
Balance — June 30, 2026	$(93)	$(51)	$59	$(7)	$(92)

Balance — January 1, 2025	$(153)	$(101)	$98	$(8)	$(164)
Net gain (loss) during period	214	164	(3)	4	379
Balance — June 30, 2025	$61	$63	$95	$(4)	$215

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

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
June 30, 2026
Fair value hedges:
Fixed rate long-term borrowings (b)	$6,100	4.3	3.56%	3.79%	$(10)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (c)	26,200	1.1	3.70	3.63	(7)
Total	$32,300	1.7			$(17)
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (d)	$6,100	4.8	3.56%	4.02%	$(9)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (e)	24,900	1.3	3.63	3.81	(6)
Total	$31,000	2.0			$(15)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $92 million and $6 million at June 30, 2026 and December 31, 2025, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $61 million and of gains of $96 million at June 30, 2026 and December 31, 2025, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Includes notional amount and terms of $10.2 billion of forward-starting interest rate swap agreements that become effective in 2026 and 2027.
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
As described in note 1, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value. In preparation for this election, on December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate and other derivative contracts with a total notional value of $1.4 billion and $1.6 billion at June 30, 2026 and December 31, 2025, respectively. Changes in the fair value of such derivative contracts in 2026 are included in Mortgage banking revenues in the Company's Consolidated Statement of Income.
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $48.5 billion and $43.0 billion at June 30, 2026 and December 31, 2025, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $2.4 billion at each of June 30, 2026 and December 31, 2025.

11. Derivative financial instruments, continued
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows.

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$—	$—	$17	$15
Commitments to sell real estate loans	—	1	1	1
	—	1	18	16
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	9	17	4	21
Commitments to sell real estate loans	8	24	2	6
Interest rate and other contracts (b)	7	13	3	2
	24	54	9	29
Other:
Interest rate contracts (b)	196	173	456	394
Foreign exchange and other option and futures contracts	22	17	20	15
	218	190	476	409
Total derivatives	$242	$245	$503	$454
__________________________________________________________________________________
(a)Asset derivatives are included in Accrued interest and other assets and liability derivatives are included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at June 30, 2026 and December 31, 2025 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $366 million and $341 million, respectively, and in a liability position of $6 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended June 30,
	2026		2025
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(54)	$54	$54	$(55)
Derivatives not designated as hedging instruments
Interest rate and other contracts (b)	$17		$7
Foreign exchange and other option and futures contracts (c)	5		2
Total	$22		$9
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Includes gains of $18 million and $7 million in Trading account and other non-hedging derivative gains for the three months ended June 30, 2026 and 2025, respectively, and losses of $1 million in Mortgage banking revenues in the Company's Consolidated Statement of Income for the three months ended June 30, 2026.
(c)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

11. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Six Months Ended June 30,
	2026		2025
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(87)	$87	$147	$(147)
Derivatives not designated as hedging instruments
Interest rate and other contracts (b)	$27		$12
Foreign exchange and other option and futures contracts (c)	11		6
Total	$38		$18
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Includes gains of $26 million and $12 million in Trading account and other non-hedging derivative gains for the six months ended June 30, 2026 and 2025, respectively, and gains of $1 million in Mortgage banking revenues in the Company's Consolidated Statement of Income for the six months ended June 30, 2026.
(c)Included in Trading account and other non-hedging derivative gains in the Company's Consolidated Statement of Income.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$5,986	$6,072	$(103)	$(16)
The net effect of interest rate swap agreements was to increase net interest income by $5 million and $6 million during the three-month and six-month periods ended June 30, 2026, respectively, and to decrease net interest income by $44 million and $106 million during the three-month and six-month periods ended June 30, 2025, respectively. The amount of interest income recognized in the Company's Consolidated Statement of Income associated with derivatives designated as cash flow hedges was an increase of $8 million and a decrease of $33 million for the three-month periods ended June 30, 2026 and 2025, respectively, and an increase of $13 million and a decrease of $86 million for the six-month periods ended June 30, 2026 and 2025, respectively. As of June 30, 2026, the unrealized loss recognized in other comprehensive income related to cash flow hedges was $68 million of which losses of $39 million are expected to be reclassified into earnings over the next twelve months.
The Company predominantly clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $161 million and $224 million at June 30, 2026 and December 31, 2025, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
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

11. Derivative financial instruments, continued

(Dollars in millions)	Fair Value Amount in Consolidated Balance Sheet	Master Netting Agreements	Collateral (a)	Net Amount
June 30, 2026
Derivative assets
Clearinghouse settlements (b)	$13	$—	$—	$13
Subject to master netting agreements	167	(14)	(148)	5
Not subject to master netting agreements (c)	62	—	(1)	61
Total	$242	$(14)	$(149)	$79
Derivative liabilities
Clearinghouse settlements (b)	$21	$—	$—	$21
Subject to master netting agreements	14	(14)	3	3
Not subject to master netting agreements (c)	468	—	—	468
Total	$503	$(14)	$3	$492
December 31, 2025
Derivative assets
Clearinghouse settlements (b)	$8	$—	$—	$8
Subject to master netting agreements	98	(33)	(49)	16
Not subject to master netting agreements (c)	139	—	—	139
Total	$245	$(33)	$(49)	$163
Derivative liabilities
Clearinghouse settlements (b)	$16	$—	$—	$16
Subject to master netting agreements	38	(33)	(7)	(2)
Not subject to master netting agreements (c)	400	—	(1)	399
Total	$454	$(33)	$(8)	$413
__________________________________________________________________________________
(a)Includes postings of cash and investment securities only and excludes initial margin amounts posted to clearinghouses.
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

12. Variable interest entities and asset securitizations, continued
Information about the asset-backed notes issued to investors and the respective special purpose trust at June 30, 2026 and December 31, 2025 are included in the following table.

(Dollars in millions)		June 30, 2026				December 31, 2025
Issue Date	Collateral Type	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors	Weighted-Average Life (In years)	Weighted-Average Rate	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors
August 2023	Equipment finance loans and leases	$177	$78	0.4	5.74%	$244	$141
March 2024	Automobile loans	197	183	1.0	5.20	252	239
August 2024	Equipment finance loans and leases	383	315	1.1	4.82	483	396
February 2025	Automobile loans	424	407	1.2	4.71	529	513
May 2025	Equipment finance loans and leases	461	373	1.5	4.77	546	441
February 2026	Recreational finance loans	514	452	4.6	4.35	—	—
May 2026	Automobile loans	976	971	1.6	4.43	—	—
			$2,779				$1,730
M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of June 30, 2026 and December 31, 2025, the Company included the Junior Subordinated Debentures in Long-term borrowings in the Company's Consolidated Balance Sheet and recognized $16 million in Accrued interest and other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.7 billion at each of June 30, 2026 and December 31, 2025. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table.

(Dollars in millions)	June 30, 2026	December 31, 2025
Affordable housing projects:
Carrying amount (a)	$1,816	$1,867
Amount of future funding commitments included in carrying amount (b)	806	889
Contingent commitments	108	109
Renewable energy:
Carrying amount (a)	96	67
Amount of future funding commitments included in carrying amount (b)	35	66
Other:
Carrying amount (a)	45	33
Amount of future funding commitments included in carrying amount	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

12. Variable interest entities and asset securitizations, continued
The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $16 million (net of $50 million of investment amortization) and $10 million (net of $45 million of investment amortization) for the three months ended June 30, 2026 and 2025, respectively, and $32 million (net of $99 million of investment amortization) and $20 million (net of $89 million of investment amortization) for the six months ended June 30, 2026 and 2025, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Consolidated Statement of Cash Flows. While the Company has elected to apply the proportional amortization method for renewable energy credit investments, at June 30, 2026 no such investments met the eligibility criteria for application of that method. The reduction to income tax expense recognized from renewable energy credit investments was $5 million and $11 million for the three-month and six-month periods ended June 30, 2026, respectively, and $6 million and $12 million for the three-month and six-month periods ended June 30, 2025, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of June 30, 2026 was $2.3 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
13. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. Effective January 1, 2026 the Company has elected to account for its residential mortgage loan servicing right assets at fair value. Further information about this election is included in note 1. The Company has not made any other fair value elections at June 30, 2026.
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

13. Fair value measurements, continued
Recurring fair value measurements
The following tables present assets and liabilities at June 30, 2026 and December 31, 2025 measured at fair value on a recurring basis.

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3
June 30, 2026
Investment securities available for sale:
U.S. Treasury	$3,227	$—	$3,227	$—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,755	—	4,755	—
Residential	17,387	—	17,387	—
Other	1	—	1	—
Total investment securities available for sale	25,370	—	25,370	—
Equity securities	245	245	—	—
Real estate loans held for sale	515	—	515	—
Residential mortgage loan servicing rights	540	—	—	540
Other assets	332	13	315	4
Total assets	$27,002	$258	$26,200	$544
Other liabilities	$503	$—	$503	$—
Total liabilities	$503	$—	$503	$—

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$6,343	$—	$6,343	$—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,816	—	4,816	—
Residential	12,042	—	12,042	—
Other	1	—	1	—
Total investment securities available for sale	23,202	—	23,202	—
Equity securities	281	281	—	—
Real estate loans held for sale	925	—	925	—
Other assets	342	12	327	3
Total assets	$24,750	$293	$24,454	$3
Other liabilities	$454	$—	$454	$—
Total liabilities	$454	$—	$454	$—

13. Fair value measurements, continued
The changes in fair value of residential mortgage loans servicing right assets for the three-month and six-month periods ended June 30, 2026 are presented in the following table.

(Dollars in millions)	Residential Mortgage Loan Servicing Rights (Level 3)
Three Months Ended June 30, 2026
Balance at March 31, 2026 — at fair value	$542
Additions	7
Changes in fair value included in Mortgage banking revenues (a)	(9)
Balance at June 30, 2026 — at fair value	$540
Six Months Ended June 30, 2026
Balance at December 31, 2025 — at amortized cost	$287
January 1, 2026 - fair value accounting election	263
Additions	15
Changes in fair value included in Mortgage banking revenues (a)	(25)
Balance at June 30, 2026 — at fair value	$540
__________________________________________________________________________________
(a)Includes a $16 million and a $33 million reduction in fair value attributable to the realization of expected net servicing cash flows over time for the three-month and six-month periods ended June 30, 2026, respectively.
Significant unobservable inputs used in the fair value measurement of residential mortgage loan servicing right assets vary by loan type and included prepayment assumptions and an OAS over market implied forward SOFR to determine an appropriate discount rate. An increase (decrease) in the prepayment speed and OAS each would generally result in a lower (higher) fair value measurement of residential mortgage loan servicing rights. The key economic assumptions used to determine the fair value of residential capitalized servicing rights at June 30, 2026 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

(Dollars in millions)
Weighted-average prepayment speeds (range 5% - 18%)	8.00%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	(30)
Weighted-average OAS (range 5% - 20%)	7.20%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	(29)

13. Fair value measurements, continued
Nonrecurring fair value measurements
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of certain loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. The following table summarizes loans subject to such nonrecurring fair value measurements at June 30, 2026 and 2025.

	June 30,
(Dollars in millions)	2026	2025
Level 2	$100	$166
Level 3	272	478
	$372	$644
Changes in fair value recognized for the three months ended	$(51)	$(115)
Changes in fair value recognized for the six months ended	(77)	(157)
Capitalized servicing rights
Prior to January 1, 2026, the Company utilized the amortization method to subsequently measure its residential mortgage loan servicing right assets, subject to impairment charges on a non-recurring basis when the carrying value of certain strata exceeded their fair value. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of December 31, 2025 and June 30, 2025. The Company has not made a fair value accounting election for its commercial mortgage loan servicing right assets. Such assets required no valuation allowance at each of June 30, 2026, December 31, 2025 and June 30, 2025.
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value in the Company's Consolidated Balance Sheet are presented in the following table.

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
June 30, 2026
Financial assets:
Cash and due from banks	$1,939	$1,939	$1,746	$193	$—
Interest-bearing deposits at banks	15,499	15,499	—	15,499	—
Investment securities held to maturity	11,908	11,123	—	11,084	39
Loans, net	141,017	140,793	—	4,316	136,477
Financial liabilities:
Time deposits (a)	14,988	14,946	—	14,946	—
Short-term borrowings	4,614	4,614	—	4,614	—
Long-term borrowings	13,568	13,785	—	13,785	—
December 31, 2025
Financial assets:
Cash and due from banks	1,701	1,701	1,588	113	—
Interest-bearing deposits at banks	17,068	17,068	—	17,068	—
Investment securities held to maturity	12,430	11,715	—	11,671	44
Loans, net	136,586	136,269	—	7,427	128,842
Financial liabilities:
Time deposits (a)	13,227	13,208	—	13,208	—
Short-term borrowings	2,149	2,149	—	2,149	—
Long-term borrowings	10,911	11,179	—	11,179	—
__________________________________________________________________________________
(a)Includes $2.9 billion and $2.8 billion of time deposits with balances greater than $250,000 at June 30, 2026 and December 31, 2025, respectively.

13. Fair value measurements, continued
With the exception of investment securities and mortgage loans originated for sale, the Company’s financial instruments presented in the preceding tables are not readily marketable and market prices do not exist. The Company has not attempted to market its financial instruments to potential buyers, if any exist. Since negotiated prices in illiquid markets depend greatly upon the then present motivations of the buyer and seller, it is reasonable to assume that actual sales prices could vary widely from any estimate of fair value made without the benefit of negotiations. Additionally, changes in market conditions, interest rates, liquidity and credit spreads and other factors can significantly impact the value of financial instruments in a short period of time. Furthermore, because the disclosed fair value amounts were estimated as of the balance sheet date, the amounts actually realized or paid upon maturity or settlement of the various financial instruments could be significantly different.
14. Commitments and contingencies
In the normal course of business, various commitments and contingent liabilities are outstanding. The following table presents the Company's significant credit-related commitments. Certain of these commitments are not included in the Company's Consolidated Balance Sheet.

(Dollars in millions)	June 30, 2026	December 31, 2025
Commitments to extend credit:
Commercial and industrial	$37,156	$35,654
Commercial real estate loans to be sold	485	773
Other commercial real estate	3,292	2,331
Residential real estate loans to be sold	258	224
Other residential real estate	794	679
Home equity lines of credit	7,885	7,974
Credit cards	6,762	6,601
Other	354	444
Standby letters of credit	2,332	2,318
Commercial letters of credit	63	72
Financial guarantees and indemnification contracts	4,883	4,751
Commitments to sell real estate loans	1,207	1,898
Commitments to extend credit are agreements to lend to customers and generally have fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $12.8 billion and $12.9 billion at June 30, 2026 and December 31, 2025, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.
Financial guarantees and indemnification contracts are primarily comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's contractual credit risk for recourse associated with loans sold under this program totaled approximately $4.7 billion and $4.6 billion at June 30, 2026 and December 31, 2025, respectively.
Since many loan commitments, standby letters of credit, and guarantees and indemnification contracts expire without being funded in whole or in part, the contract amounts are not necessarily indicative of future cash flows. As

14. Commitments and contingencies, continued
disclosed in note 4, the Company maintains a reserve for unfunded credit commitments, which is included in Accrued interest and other liabilities in its Consolidated Balance Sheet, for estimated credit losses related to such contracts.
The Company utilizes commitments to sell real estate loans to hedge exposure to changes in the fair value of real estate loans held for sale. Such commitments are accounted for as derivatives and along with commitments to originate real estate loans for sale are recorded in the Consolidated Balance Sheet at fair value.
The Company is contractually obligated to repurchase previously sold residential real estate loans that do not ultimately meet investor sale criteria related to underwriting procedures or loan documentation. When required to do so, the Company may reimburse loan purchasers for losses incurred or may repurchase certain loans. The Company reduces residential mortgage banking revenues by an estimate for losses related to its obligations to loan purchasers. The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At June 30, 2026, the Company's estimate of its obligation to loan purchasers was not material to the Company’s consolidated financial position.
At June 30, 2026, the Company had no remaining liability related to the FDIC special assessment, compared with $22 million at December 31, 2025. Such amount was classified as Accrued interest and other liabilities in the Consolidated Balance Sheet at December 31, 2025. The FDIC has indicated that the amount of the special assessment may be adjusted in the future should its loss estimate change.
Legal proceedings and other matters
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. It is reasonably possible that pending or threatened litigation could result in exposure in excess of that liability. Although not considered probable, the reasonably possible losses for such matters beyond the existing recorded liability is not likely to exceed $25 million in the aggregate at June 30, 2026. That estimate is subject to significant judgment based on currently available information and various assumptions about known and unknown uncertainties. That estimate does not represent the Company’s maximum loss exposure and actual losses may vary significantly from that amount.
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

14. Commitments and contingencies, continued
Wilmington Trust, N.A. has served in certain corporate custodian and trust capacities for multiple Tricolor Holdings, LLC warehouse facilities and asset-backed securitization transactions since 2018. Such capacities varied from transaction to transaction and were generally service provider roles performed under the relevant transaction documents.
On January 12, 2026, certain note holders filed a civil complaint against Wilmington Trust, N.A. for an unspecified amount of damages arising from alleged breaches of contract and fiduciary duty related to certain Tricolor Holdings, LLC asset-backed securitization transactions. On July 14, 2026, Wilmington Trust N.A. filed a motion to dismiss the complaint. Wilmington Trust, N.A. intends to vigorously defend itself against this legal action. The facts and circumstances of the Tricolor Holdings, LLC bankruptcy and its alleged fraudulent activities as well as the extent of damages, if any, incurred by parties participating in the warehouse facilities and asset-backed securitization transactions are still being learned. The Company believes it may incur losses as a result of this litigation or other potential claims that may arise as a result of these events, but at the current time it is not possible to estimate any potential legal or other liability of Wilmington Trust, N.A. as a result of its capacities in the warehouse facilities and asset-backed securitization transactions. Such losses, if any, are currently not expected to be material to the Company’s financial position at June 30, 2026.
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
Information about the Company's segments is presented in the accompanying table.

	Three Months Ended June 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (a)	$559	$531	$974	$988	$149	$166	$110	$28	$1,792	$1,713
Noninterest income	193	205	236	234	235	225	76	19	740	683
Total revenue	752	736	1,210	1,222	384	391	186	47	2,532	2,396
Provision for credit losses	23	60	70	71	—	2	27	(8)	120	125
Salaries and employee benefits	145	150	203	201	112	107	366	355	826	813
Depreciation and amortization	11	11	34	60	2	2	46	51	93	124
Other direct expenses	73	73	107	95	28	26	222	205	430	399
Indirect expense (b)	134	129	313	292	81	82	(528)	(503)	—	—
Income (loss) before taxes	366	313	483	503	161	172	53	(53)	1,063	935
Income tax expense (benefit)	95	82	123	128	41	44	(14)	(35)	245	219
Net income (loss)	$271	$231	$360	$375	$120	$128	$67	$(18)	$818	$716
Average total assets	$80,930	$78,497	$60,204	$55,995	$4,728	$4,272	$70,670	$71,497	$216,532	$210,261

15. Segment information, continued

	Six Months Ended June 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (a)	$1,094	$1,060	$1,924	$1,960	$305	$337	$221	$51	$3,544	$3,408
Noninterest income	386	378	453	442	456	434	134	40	1,429	1,294
Total revenue	1,480	1,438	2,377	2,402	761	771	355	91	4,973	4,702
Provision for credit losses	52	96	152	150	—	5	56	4	260	255
Salaries and employee benefits	290	301	400	397	221	213	829	789	1,740	1,700
Depreciation and amortization	21	21	70	122	4	4	95	107	190	254
Other direct expenses	151	140	210	194	63	52	433	411	857	797
Indirect expense (b)	261	252	602	571	161	163	(1,024)	(986)	—	—
Income (loss) before taxes	705	628	943	968	312	334	(34)	(234)	1,926	1,696
Income tax expense (benefit)	184	166	239	246	80	85	(59)	(101)	444	396
Net income (loss)	$521	$462	$704	$722	$232	$249	$25	$(133)	$1,482	$1,300
Average total assets	$79,873	$78,927	$59,516	$55,193	$4,736	$4,187	$71,061	$70,989	$215,186	$209,296
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated to $12 million and $9 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $23 million and $21 million for the six-month periods ended June 30, 2026 and 2025, respectively, and is eliminated in "All Other" total revenues.
(b)Indirect expense represents centrally-allocated costs associated with certain technology, operations, risk management, finance, human resources and other support services provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
16. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at June 30, 2026 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Consolidated Statement of Income. That income totaled $47 million and $80 million for the three-month and six-month periods ended June 30, 2026. No distributions were received for the three-month and six-month periods ended June 30, 2025.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has loan servicing rights for mortgage loans securitized by Bayview Financial having outstanding principal balances of $819 million at June 30, 2026 and $875 million at December 31, 2025. The Company also sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $183.6 billion and $156.9 billion at June 30, 2026 and December 31, 2025, respectively. Revenues earned for servicing and sub-servicing such loans were $68 million and $56 million for the three-month periods ended June 30, 2026 and 2025, respectively, and $131 million and $97 million for the six-month periods ended June 30, 2026 and 2025, respectively.
The Company also held $28 million and $32 million of mortgage-backed securities in its held-to-maturity portfolio at June 30, 2026 and December 31, 2025, respectively, that were securitized by Bayview Financial. The Company had various lending commitments to Bayview Financial totaling $929 million at June 30, 2026, with $764 million and $635 million of outstanding balances at June 30, 2026 and December 31, 2025, respectively. Bayview Financial also maintained $4.7 billion and $3.5 billion of deposit balances with the Company at June 30, 2026 and December 31, 2025, respectively, inclusive of deposits related to loan servicing relationships.

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
In conjunction with the implementation of a new general ledger platform during the second quarter of 2026, the Company modified its methodology for calculating annualized taxable-equivalent rates for certain earning assets and interest-bearing liabilities, including certain average deposit balances. Previously reported amounts have been adjusted to conform to the current presentation.
Financial Overview
A summary of financial results for the Company is provided below.
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Net interest income	$1,792	$1,752	$40	2%	$3,544	$3,408	$136	4%
Taxable-equivalent adjustment (a)	12	11	1	1	23	21	2	12
Net interest income (taxable-equivalent basis) (a)	1,804	1,763	41	2	3,567	3,429	138	4
Provision for credit losses	120	140	(20)	-14	260	255	5	2
Other income	740	689	51	8	1,429	1,294	135	10
Other expense	1,349	1,438	(89)	-6	2,787	2,751	36	1
Net income	818	664	154	23	1,482	1,300	182	14
Per common share data:
Basic earnings	5.35	4.16	1.19	29	9.49	7.58	1.91	25
Diluted earnings	5.32	4.13	1.19	29	9.44	7.55	1.89	25
Performance ratios, annualized
Return on:
Average assets	1.51%	1.26%			1.39%	1.25%
Average common shareholders’ equity	12.30	9.67			10.98	9.37
Net interest margin	3.70	3.70			3.70	3.64
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
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in mortgage banking revenues. As a result, amortization associated with residential mortgage loan servicing right assets previously recognized in other costs of operations is no longer recorded. Instead, beginning in 2026, fair value changes in the mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in mortgage banking revenues. On December 31, 2025, the Company began economically hedging the risk of fair value changes in these assets through the use of various interest rate and other derivative contracts, for which changes in fair value are also reflected in mortgage banking revenues. As a result of the Company's election on January 1, 2026 to prospectively measure residential mortgage loan servicing right assets at fair value, the Company recorded an increase in capitalized servicing assets included in accrued interest and other assets of $263 million and a corresponding after-tax increase to retained earnings of $197 million, representing an 8 basis-point increase to the CET1 capital ratio on the election date.

The increase in net income in the recent quarter as compared with the first quarter of 2026 resulted from the following:
•Net interest income on a taxable-equivalent basis increased $41 million reflecting an additional calendar day in the recent quarter, higher interest income on nonaccrual loans and growth in average earning assets. The Company's net interest margin was unchanged.
•The provision for credit losses decreased $20 million reflecting a decrease in the level of criticized loans in the recent quarter and a provision for unfunded credit commitments in the first quarter of 2026, partially offset by loan growth in the second quarter of 2026.
•Noninterest income increased $51 million resulting from a higher distribution from M&T's investment in BLG in the recent quarter and increases in trust income and revenues from interest rate swap agreements entered into for commercial customers.
•Noninterest expense declined $89 million reflecting seasonal salaries and employee benefits expense in the first quarter of 2026.
The increase in net income in the six months ended June 30, 2026 as compared with the same 2025 period reflected the following:
•Net interest income on a taxable-equivalent basis increased $138 million reflecting higher average earning assets and a 6 basis-point expansion of the net interest margin as reductions in deposit and borrowing costs outpaced a decline in yields received on earning assets.
•The provision for credit losses rose modestly as loan growth and the potential negative impact of global conflicts on economic forecasts was largely offset by a decline in the level of criticized loans.
•Noninterest income increased $135 million reflecting distributions of $80 million from M&T's investment in BLG in the first half of 2026, higher trust income and an increase in revenues from interest rate swap agreements entered into for commercial customers. Mortgage banking revenues in the first half of 2026 reflected the impact of the Company's accounting election described herein.
•Noninterest expense increased $36 million reflecting higher levels of salaries and employee benefits expense, outside data processing and software costs and professional and other services expense, partially offset by lower other costs of operations. Other costs of operations in the first half of 2025 included amortization of residential mortgage loan servicing right assets of $51 million.
The Company's effective income tax rate was 23.1% for each of the second quarter of 2026 and the six months ended June 30, 2026, compared with 23.0% and 23.3% for the first quarter of 2026 and the six months ended June 30, 2025, respectively.
Under programs authorized by the Board of Directors, M&T repurchased 2.1 million shares of its common stock during the recent quarter at a total cost of $465 million, compared with 5.5 million shares at a total cost of $1.25 billion in the first quarter of 2026. During the six months ended June 30, 2026, M&T repurchased 7.6 million shares of its common stock at a total cost of $1.71 billion, compared with 9.5 million shares at a total cost of $1.74 billion during the first six months of 2025.

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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions, except per share)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Net operating income	$823	$671	$152	23%	$1,494	$1,318	$176	13%
Diluted net operating earnings per share	5.35	4.18	1.17	28	9.52	7.66	1.86	24
Annualized return on:
Average tangible assets	1.59%	1.33%			1.46%	1.32%
Average tangible common equity	18.57	14.51			16.52	14.03
Efficiency ratio	52.8	58.3			55.5	57.8
Tangible equity per common share (a)	$117.41	$115.96	1.45	1	$117.41	$112.48	4.93	4
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
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	June 30, 2026			March 31, 2026
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$66,069	$988	6.00%	$63,804	$944	6.00%
Real estate - commercial	23,553	368	6.27	23,496	354	6.11
Real estate - residential	25,086	291	4.64	24,817	283	4.56
Consumer	26,719	431	6.46	26,306	420	6.48
Total loans	141,427	2,078	5.89	138,423	2,001	5.85
Interest-bearing deposits at banks	15,061	139	3.72	16,231	149	3.71
Investment securities (b):
U.S. Treasury	3,624	36	3.98	5,795	59	4.12
Mortgage-backed securities (c)	31,763	345	4.35	28,756	308	4.30
State and political subdivisions	2,057	19	3.56	2,104	18	3.52
Other	1,284	15	4.76	1,190	12	3.91
Total investment securities	38,728	415	4.29	37,845	397	4.22
Other	—	—	—	95	—	3.49
Total earning assets	195,216	2,632	5.40	192,594	2,547	5.35
Goodwill	8,465			8,465
Core deposit and other intangible assets	51			59
Other assets	12,800			12,710
Total assets	$216,532			$213,828
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$105,752	$477	1.81%	$106,570	$483	1.84%
Time deposits	13,808	104	3.02	13,059	97	3.02
Total interest-bearing deposits	119,560	581	1.95	119,629	580	1.97
Short-term borrowings	8,016	77	3.86	5,695	54	3.86
Long-term borrowings	12,778	170	5.33	11,064	150	5.41
Total interest-bearing liabilities	140,354	828	2.36	136,388	784	2.32
Noninterest-bearing deposits	43,964			44,547
Other liabilities	4,275			4,245
Total liabilities	188,593			185,180
Shareholders’ equity	27,939			28,648
Total liabilities and shareholders’ equity	$216,532			$213,828
Net interest spread			3.04			3.03
Contribution of interest-free funds			.66			.67
Net interest income/margin on earning assets		$1,804	3.70%		$1,763	3.70%

Total deposits	$163,524	$581	1.42%	$164,176	$580	1.43%
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	Six Months Ended
	June 30, 2026			June 30, 2025
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$64,942	$1,932	6.00%	$61,046	$1,932	6.38%
Real estate- commercial	23,525	722	6.19	25,794	809	6.32
Real estate - residential	24,952	574	4.60	23,431	525	4.48
Consumer	26,514	851	6.47	24,856	809	6.57
Total loans	139,933	4,079	5.87	135,127	4,075	6.08
Interest-bearing deposits at banks	15,642	288	3.72	19,697	437	4.48
Investment securities (b):
U.S. Treasury	4,704	95	4.07	8,521	165	3.90
Mortgage-backed securities (c)	30,268	653	4.33	23,021	463	4.03
State and political subdivisions (d)	2,080	37	3.54	2,293	19	1.63
Other	1,237	27	4.36	1,074	29	5.38
Total investment securities	38,289	812	4.25	34,909	676	3.88
Other	47	—	—	96	2	3.47
Total earning assets	193,911	5,179	5.38	189,829	5,190	5.51
Goodwill	8,465			8,465
Core deposit and other intangible assets	55			90
Other assets	12,755			10,912
Total assets	$215,186			$209,296
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$106,159	$960	1.82%	$102,741	$1,131	2.22%
Time deposits	13,435	201	3.02	14,140	247	3.52
Total interest-bearing deposits	119,594	1,161	1.96	116,881	1,378	2.38
Short-term borrowings	6,862	131	3.86	3,100	69	4.51
Long-term borrowings	11,926	320	5.37	11,109	314	5.64
Total interest-bearing liabilities	138,382	1,612	2.35	131,090	1,761	2.70
Noninterest-bearing deposits	44,254			45,294
Other liabilities	4,259			4,081
Total liabilities	186,895			180,465
Shareholders’ equity	28,291			28,831
Total liabilities and shareholders’ equity	$215,186			$209,296
Net interest spread			3.03			2.81
Contribution of interest-free funds			.67			.83
Net interest income/margin on earning assets		$3,567	3.70%		$3,429	3.64%

Total deposits	$163,848	$1,161	1.43%	$162,175	$1,378	1.71%
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.
(d)The yield on state and political subdivision investment securities for the six-month period ended June 30, 2025 reflects $18 million of lower taxable-equivalent interest income resulting from an alignment of amortization periods for certain municipal bonds obtained from the acquisition of People's United Financial, Inc.

Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. The FOMC lowered its federal funds target interest rate by a total of 75 basis points in the last four months of 2025 and maintained its target through the second quarter of 2026.
Taxable-equivalent net interest income increased $41 million in the recent quarter as compared with the first quarter of 2026 reflective of an additional calendar day in the recent quarter, an increase in interest income on nonaccrual loans and higher average earning assets. The net interest margin remained unchanged at 3.70% reflecting a 5 basis-point increase in yields received on earning assets offset by a 4 basis-point increase in rates paid on interest-bearing liabilities and a 1 basis-point decrease in the contribution of interest-free funds.
Taxable-equivalent net interest income for the first six months of 2026 increased $138 million as compared with the same 2025 period. That increase reflects a 6 basis-point widening of the net interest margin driven by a 35 basis-point decrease in the cost of interest-bearing liabilities, partially offset by a 13 basis-point decline in yields received on earning assets. Contributing to those changes was the aforementioned FOMC interest rate reductions in 2025. The yields received on earning assets in the first six months of 2026 reflect a comparatively favorable impact from interest rate swap agreements entered into for interest rate risk purposes on yields received on commercial and industrial and commercial real estate loans. Partially offsetting the overall decline in yields received on earning assets was an increase in the yields received on investment securities from the deployment of liquidity into fixed rate investment securities throughout 2025 and the first six months of 2026 that yielded higher rates than investment securities that matured or were sold. The 22 basis-point increase in net interest spread was partially offset by a 16 basis-point reduction in the contribution of interest-free funds, reflecting a lower rate environment.
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
Interest rate swap agreements
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields received on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at June 30, 2026 and December 31, 2025.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
June 30, 2026
Fair value hedges:
Fixed rate long-term borrowings — active	$6,100	4.3	3.56%	3.79%
Total fair value hedges	6,100	4.3
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	16,000	0.7	3.82	3.63
Forward-starting	10,200	1.8	3.52	3.62
Total cash flow hedges	26,200	1.1
Total	$32,300	1.7
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$4,350	3.9	3.52%	4.09%
Fixed rate long-term borrowings — forward-starting	1,750	7.1	3.68	3.84
Total fair value hedges	6,100	4.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	15,200	0.7	3.81	3.78
Forward-starting	9,700	2.0	3.37	3.84
Total cash flow hedges	24,900	1.3
Total	$31,000	2.0
Information regarding the fair value of interest rate swap agreements designated as fair value hedges and cash flow hedges is presented in note 11 of Notes to Financial Statements. The average notional amounts of interest rate swap agreements entered into for interest rate risk management purposes (excluding forward-starting interest rate swap agreements not in effect during the quarter), the related effect on net interest income and margin, and the weighted-average interest rates received or paid on those swap agreements are presented in the table that follows.
INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended				Six Months Ended
	June 30, 2026		March 31, 2026		June 30, 2026		June 30, 2025
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$8	.02%	$5	.01%	$13	.01%	$(86)	-.09%
Interest expense	3	.01	4	.01	7	.01	20	.03
Net interest income/margin	$5	.01%	$1	—%	$6	.01%	$(106)	-.11%
Average notional amount (b)	$21,265		$20,926		$21,096		$22,072
Rate received (c)		3.75%		3.76%		3.76%		3.42%
Rate paid (c)		3.68		3.74		3.71		4.38
__________________________________________________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate received or paid on interest rate swap agreements in effect during the period.

Lending activities
The following table summarizes changes in the components of average loans.
AVERAGE LOANS

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	Percentage Change	June 30, 2026	June 30, 2025	Percentage Change
Commercial and industrial	$66,069	$63,804	4%	$64,942	$61,046	6%
Real estate - commercial	23,553	23,496	—	23,525	25,794	-9
Real estate - residential	25,086	24,817	1	24,952	23,431	6
Consumer:
Home equity lines and loans	4,846	4,792	1	4,819	4,582	5
Recreational finance	14,483	14,075	3	14,280	12,991	10
Automobile	4,992	5,084	-2	5,038	5,061	—
Other	2,398	2,355	2	2,377	2,222	7
Total consumer	26,719	26,306	2	26,514	24,856	7
Total	$141,427	$138,423	2%	$139,933	$135,127	4%
Average loans totaled $141.4 billion in the second quarter of 2026, up $3.0 billion from the first quarter of 2026.
•Average commercial and industrial loans increased $2.3 billion reflecting growth that spanned most industry types.
•Commercial real estate loans increased $57 million, reflecting an increase of $243 million in average permanent commercial real estate loans, partially offset by a reduction of $186 million in average construction commercial real estate loans.
•Average residential real estate loans increased $269 million reflecting purchases in the second quarter of 2026 and the retention of originated residential mortgage loans.
•Average consumer loans increased $413 million reflecting higher average balances of recreational finance loans of $408 million.
In the first six months of 2026, average loans increased $4.8 billion from the corresponding 2025 period.
•Average commercial and industrial loans increased $3.9 billion reflecting growth that spanned most industry types.
•Average commercial real estate loans declined $2.3 billion as the Company executed various strategies to reduce its relative concentration of such loans designated as criticized. Average permanent and construction commercial real estate loans decreased by $134 million and $2.1 billion, respectively. The decline in average commercial real estate construction loans reflects the sale of $661 million of out-of-footprint residential builder and developer loans in June 2025.
•Average residential real estate loans increased $1.5 billion reflecting the retention of originated residential mortgage loans and purchases.
•Average consumer loans increased $1.7 billion reflecting growth in average recreational finance loans of $1.3 billion and home equity loans and lines of credit of $237 million.

Commercial and industrial borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses including fund banking companies and mortgage warehouse lending businesses. At June 30, 2026 and December 31, 2025, approximately 91% and 89% of loans to the financial and insurance industry, respectively, and 7% of loans to the services industry, at each of those dates, were designated as loans to NDFIs as prescribed in regulatory guidance applicable to the Company. The following table presents commercial and industrial commitments and outstanding balances of loans to NDFIs at June 30, 2026 and December 31, 2025.
COMMERCIAL AND INDUSTRIAL COMMITMENTS AND LOANS TO NDFIs

	June 30, 2026		December 31, 2025
(Dollars in millions)	Commitment Amount	Outstanding Balance	Commitment Amount	Outstanding Balance
Mortgage credit intermediaries (a)	$12,204	$6,555	$10,216	$5,610
Private equity funds (b)	5,912	3,537	5,981	3,287
Business credit intermediaries (c)	3,883	2,127	3,288	1,770
Consumer credit intermediaries (d)	935	521	1,145	731
Other	2,646	941	3,269	1,139
Total	$25,580	$13,681	$23,899	$12,537
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
AVERAGE INVESTMENT SECURITIES

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	Percentage Change	June 30, 2026	June 30, 2025	Percentage Change
Investment securities available for sale:
U.S. Treasury	$3,227	$5,391	-40%	$4,303	$7,980	-46%
Mortgage-backed securities (a)	22,213	18,995	17	20,613	12,395	66
Other	1	1	—	1	3	-69
Total available for sale	25,441	24,387	4	24,917	20,378	22
Investment securities held to maturity:
U.S. Treasury	397	404	-2	401	541	-26
Mortgage-backed securities (a)	9,550	9,761	-2	9,655	10,626	-9
State and political subdivisions	2,057	2,104	-2	2,080	2,293	-9
Other	1	1	-3	1	1	-13
Total held to maturity	12,005	12,270	-2	12,137	13,461	-10
Equity and other securities	1,282	1,188	8	1,235	1,070	15
Total investment securities	$38,728	$37,845	2%	$38,289	$34,909	10%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.

The investment securities portfolio averaged $38.7 billion in the second quarter of 2026, up $883 million from the first quarter of 2026, and $38.3 billion for the six months ended June 30, 2026, an increase of $3.4 billion from the similar 2025 period. Those increases reflect the Company's deployment of liquidity into primarily fixed-rate mortgage-backed investment securities classified as available for sale. In the first quarter of 2026 the Company sold $2.5 billion of U.S. Treasury securities, all of which had maturity dates in 2026. There were no significant sales of debt investment securities in the second quarter of 2026. As a result of the purchases of higher-yielding securities and sales, paydowns and maturities of lower-yielding securities, the weighted-average current yield for total investment securities available for sale increased to 4.73% and 4.71% at June 30, 2026 and March 31, 2026, respectively, from 4.50% at June 30, 2025. The weighted-average duration of that portfolio was 3.1 years at each of June 30, 2026 and March 31, 2026 as compared with 2.6 years at June 30, 2025. The increase in the weighted-average duration from June 30, 2025 reflects the sale of U.S. Treasury securities near maturity and purchase of fixed-rate mortgage-backed investment securities with longer maturity dates. In July 2026, the Company transferred $8.3 billion of residential mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio with gross unrealized gains of $32 million and gross unrealized losses of $24 million at the time of transfer. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. There were no credit-related losses on debt investment securities recognized in each of the six months ended June 30, 2026 and June 30, 2025. Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.
Other earning assets are comprised primarily of interest-bearing deposits at banks. Other earning assets averaged $15.1 billion and $16.3 billion during the three months ended June 30, 2026 and March 31, 2026, respectively, and $15.7 billion and $19.8 billion during the six months ended June 30, 2026 and 2025, respectively. The amounts of other earning assets at those respective dates were primarily comprised of deposits held at the FRB of New York. The Company considers such deposits to be an immediate source of funds in its liquidity management processes. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and brokered deposits, lending activities and additions to or maturities of investment securities or borrowings.
Funding activities - deposits
The most significant source of funding for the Company is core deposits from its customer base. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s domestic banking network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 79% of average earning assets for each of the quarters ended June 30, 2026 and March 31, 2026 and for the six months ended June 30, 2026 and 78% for the six months ended June 30, 2025. The Company also utilizes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.

AVERAGE DEPOSITS

	Three Months Ended			Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	Percentage Change	June 30, 2026	June 30, 2025	Percentage Change
Noninterest-bearing deposits	$43,964	$44,547	-1%	$44,254	$45,294	-2%
Savings and interest-checking deposits (a)	100,243	97,066	3	98,664	92,791	6
Time deposits of $250,000 or less	9,967	9,951	—	9,959	10,463	-5
Total core deposits (a)	154,174	151,564	2	152,877	148,548	3

Time deposits greater than $250,000	2,865	2,814	2	2,839	3,005	-5
Brokered savings and interest-checking deposits (a)	5,509	9,504	-42	7,495	9,950	-25
Brokered time deposits	976	294	233	637	672	-5
Total deposits	$163,524	$164,176	—%	$163,848	$162,175	1%
__________________________________________________________________________________
(a)During the second quarter of 2026, certain savings and interest-checking deposit arrangements were redesignated as core deposits consistent with regulatory presentation. The resulting increase in average core deposits and decrease in average brokered deposits was $3.5 billion for the quarter ended June 30, 2026 and $1.8 billion for the six months ended June 30, 2026.
Total deposits averaged $163.5 billion in the recent quarter, down $652 million from the first quarter of 2026. Lower average noninterest-bearing deposits of $583 million and average brokered savings and interest-checking deposits were partially offset by an increase in average brokered time deposits of $682 million.
In the first six months of 2026, total average deposits increased $1.7 billion from the corresponding 2025 period. Average core deposits increased $4.3 billion reflecting growth in average savings and interest-checking deposits from commercial customers and the redesignation of certain deposit arrangements in the second quarter of 2026. Partially offsetting that increase was lower average noninterest-bearing deposits predominantly from commercial customers.
The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended June 30, 2026 and March 31, 2026 and the six months ended June 30, 2026 and 2025.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended June 30, 2026
Noninterest-bearing deposits	$9,689	$24,843	$8,766	$666	$43,964
Savings and interest-checking deposits	38,555	52,402	9,882	4,913	105,752
Time deposits	330	12,444	57	977	13,808
Total	$48,574	$89,689	$18,705	$6,556	$163,524

Three Months Ended March 31, 2026
Noninterest-bearing deposits	$10,247	$24,249	$9,518	$533	$44,547
Savings and interest-checking deposits	38,906	52,174	10,102	5,388	106,570
Time deposits	294	12,422	49	294	13,059
Total	$49,447	$88,845	$19,669	$6,215	$164,176

Six Months Ended June 30, 2026
Noninterest-bearing deposits	$9,967	$24,547	$9,140	$600	$44,254
Savings and interest-checking deposits	38,730	52,289	9,991	5,149	106,159
Time deposits	312	12,433	53	637	13,435
Total	$49,009	$89,269	$19,184	$6,386	$163,848

Six Months Ended June 30, 2025
Noninterest-bearing deposits	$11,320	$24,335	$9,118	$521	$45,294
Savings and interest-checking deposits	34,053	52,244	9,714	6,730	102,741
Time deposits	329	13,103	34	674	14,140
Total	$45,702	$89,682	$18,866	$7,925	$162,175

Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended		Six Months Ended
(Dollars in millions)	June 30, 2026	March 31, 2026	June 30, 2026	June 30, 2025
Short-term borrowings:
Federal funds purchased and repurchase agreements	$470	$205	$338	$143
FHLB advances	7,546	5,490	6,524	2,957
Total short-term borrowings	8,016	5,695	6,862	3,100

Long-term borrowings:
Senior notes	8,427	7,534	7,983	8,100
FHLB advances	3	3	3	335
Subordinated notes	1,641	1,247	1,446	500
Junior subordinated debentures	403	403	403	406
Asset-backed notes	2,294	1,867	2,081	1,758
Other	10	10	10	10
Total long-term borrowings	12,778	11,064	11,926	11,109
Total borrowings	$20,794	$16,759	$18,788	$14,209
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The higher levels of short-term borrowings in the second quarter of 2026 as compared with the first quarter of 2026, as well as for the six months ended June 30, 2026 as compared with the similar 2025 period reflect the Company's management of liquidity and growth in its earning assets.
The levels of long-term borrowings reflect the Company's strategies to diversify its wholesale funding sources to provide long-term funding stabilization. The following table provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings in the recent quarter as well as for the six months ended June 30, 2026.
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Issuances (a):
Senior notes of M&T Bank	$1,200	$1,200
Subordinated notes of M&T	500	500
Asset-backed notes	1,006	1,517
Maturities/Redemptions (b):
__________________________________________________________________________________
(a)At par value.
(b)Excludes paydowns of asset-backed notes. There were no significant maturities or redemptions of long-term borrowings in the first six months of 2026.
Additional information regarding borrowings is provided in notes 5 and 12 of Notes to Financial Statements.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $120 million was recorded in the second quarter of 2026, compared with $140 million in the first quarter of 2026. The provision for credit losses included $15 million of provision for unfunded credit commitments in the first quarter of 2026. There was no provision for unfunded credit commitments in the recent quarter. The lower provision for credit losses in the second quarter of 2026 as compared with the first quarter of 2026 reflects improved performance of loans to commercial customers. For the six months ended June 30, 2026 and 2025, the Company recorded a provision for credit losses of $260 million and $255 million, respectively.
A summary of the Company's net charge-offs by loan type and as an annualized percent of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	June 30, 2026		March 31, 2026
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$20	.12%	$25	.16%
Real estate:
Commercial	6	.13	17	.34
Residential builder and developer	—	—	—	—
Other commercial construction	—	—	—	—
Residential	—	—	(1)	-.01
Consumer:
Home equity lines and loans	—	—	—	—
Recreational finance	26	.71	34	.98
Automobile	5	.36	6	.49
Other	23	3.85	24	4.14
Total	$80	.23%	$105	.31%

	Six Months Ended
	June 30, 2026		June 30, 2025
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$45	.14%	$67	.22%
Real estate:
Commercial	23	.23	40	.40
Residential builder and developer	—	—	—	—
Other commercial construction	—	—	2	.08
Residential	(1)	-.01	—	—
Consumer:
Home equity lines and loans	—	—	(1)	-.04
Recreational finance	60	.85	52	.80
Automobile	11	.42	10	.39
Other	47	3.99	52	4.76
Total	$185	.27%	$222	.33%

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Nonaccrual loans	$1,208	$1,240	$1,252	$1,573
Real estate and other foreclosed assets	23	27	35	30
Total nonperforming assets	$1,231	$1,267	$1,287	$1,603
Accruing loans past due 90 days or more	$603	$646	$561	$496
Government-guaranteed loans included in totals above:
Nonaccrual loans	78	85	83	75
Accruing loans past due 90 days or more (a)	586	634	543	450
Loans 30-89 days past due	1,450	1,334	1,753	1,368

Nonaccrual loans as a percent of total loans	.84%	.89%	.90%	1.16%
Nonperforming assets as a percent of total loans and real estate and other foreclosed assets	.86	.91	.93	1.18
Accruing loans past due 90 days or more as a percent of total loans	.42	.46	.40	.36
Loans 30-89 days past due as a percent of total loans	1.01	.95	1.26	1.00
__________________________________________________________________________________
(a)Primarily government-guaranteed residential real estate loans.
Nonaccrual loans at June 30, 2026 decreased modestly from March 31, 2026 and $365 million from June 30, 2025, primarily driven by a $217 million reduction in commercial and industrial nonaccrual loans and a $148 million reduction in commercial real estate nonaccrual loans. Approximately 56% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at June 30, 2026.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities included in accruing loans past due 90 days or more totaled $489 million at June 30, 2026, $537 million at March 31, 2026, $459 million at December 31, 2025 and $377 million at June 30, 2025. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Additional information about past due and nonaccrual loans is included in note 4 of Notes to Financial Statements.
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible "pass" loan grades while specific loans determined to have an elevated level of credit risk are designated as "criticized." A criticized loan may be designated as "nonaccrual" if the Company no longer expects to collect all amounts owed under the terms of the loan agreement or the loan is delinquent 90 days or more. Targeted reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In the recent quarter, the Company continued to monitor commercial borrowers in certain industry sectors that may be affected by higher energy and transportation costs, international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing, packaging and engineering companies. The Company has considered the information gathered in such reviews in the assignment of loan grades.

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
The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 134% of Tier 1 capital plus its allowable allowance for credit losses at June 30, 2026, compared with 124% at December 31, 2025 and 129% at June 30, 2025. The Company executed various strategies to reduce the amount of criticized loans in this category throughout 2025.
The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans by industry and commercial real estate loans by property type, respectively, at June 30, 2026 and December 31, 2025.

CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	June 30, 2026				December 31, 2025
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$13,852	$87	$7	$94	$12,794	$200	$4	$204
Services	8,559	264	60	324	7,910	271	74	345
Motor vehicle and recreational finance dealers	6,972	437	5	442	7,191	541	10	551
Manufacturing	6,407	352	67	419	6,112	344	52	396
Wholesale	4,343	227	37	264	4,386	276	57	333
Transportation, communications, utilities	4,208	140	59	199	3,890	196	51	247
Retail	3,330	273	70	343	3,098	213	25	238
Construction	2,450	169	35	204	2,265	211	39	250
Health services	1,712	41	23	64	1,822	56	35	91
Real estate investors	1,526	180	5	185	1,579	202	6	208
Other	1,400	100	79	179	1,303	110	41	151
Total commercial and industrial excluding owner-occupied real estate	54,759	2,270	447	2,717	52,350	2,620	394	3,014
Owner-occupied real estate by industry:
Services	2,362	91	33	124	2,368	84	32	116
Motor vehicle and recreational finance dealers	2,180	136	1	137	2,234	164	1	165
Retail	1,926	73	14	87	1,893	24	15	39
Health services	1,464	54	20	74	1,268	122	47	169
Wholesale	1,035	45	21	66	978	95	3	98
Manufacturing	712	43	8	51	791	79	12	91
Real estate investors	607	42	12	54	616	31	8	39
Other	1,098	64	14	78	1,050	58	15	73
Total owner-occupied real estate	11,384	548	123	671	11,198	657	133	790
Total	$66,143	$2,818	$570	$3,388	$63,548	$3,277	$527	$3,804

Criticized loans as a percent of total commercial and industrial loans				5.1%				6.0%
CRITICIZED COMMERCIAL REAL ESTATE LOANS

	June 30, 2026				December 31, 2025
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$7,124	$135	$25	$160	$6,837	$431	$45	$476
Retail/Service	4,259	395	46	441	4,164	546	70	616
Industrial/Warehouse	3,276	100	1	101	2,297	77	8	85
Office	3,147	633	104	737	3,423	644	121	765
Hotel	1,665	197	18	215	1,743	173	19	192
Health services	1,583	91	21	112	1,548	150	56	206
Other	180	19	1	20	180	20	1	21
Total permanent	21,234	1,570	216	1,786	20,192	2,041	320	2,361
Construction/Development	3,258	642	36	678	3,627	1,080	13	1,093
Total	$24,492	$2,212	$252	$2,464	$23,819	$3,121	$333	$3,454

Criticized loans as a percent of total commercial real estate loans				10.1%				14.5%
Commercial real estate loans weighted-average LTV ratio				56				56
Commercial real estate criticized loans weighted-average LTV ratio				65				67

The $416 million reduction in commercial and industrial criticized loans from December 31, 2025 to June 30, 2026 spanned most industry types. The $990 million decline in commercial real estate criticized loans from December 31, 2025 to June 30, 2026 predominantly reflected a decline in criticized construction and development loans and permanent loans secured by multifamily and retail properties. At June 30, 2026, approximately 94% of criticized accrual loans and 56% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For loans secured by residential real estate, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Information about the location of nonaccrual loans secured by residential real estate at June 30, 2026 and December 31, 2025 is presented in the following table.
NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	June 30, 2026			December 31, 2025
		Nonaccrual			Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,779	$101	1.48%	$6,904	$109	1.59%
Mid-Atlantic	8,161	82	1.00	7,874	86	1.09
New England	6,820	46	.68	6,613	39	.59
Other	3,624	33	.92	3,483	30	.87
Total	$25,384	$262	1.03%	$24,874	$264	1.06%
First lien home equity loans and lines of credit:
New York	$739	$15	1.98%	$740	$14	1.96%
Mid-Atlantic	872	15	1.65	875	17	1.92
New England	445	4	.92	426	4	.95
Other	20	—	1.61	20	3	13.94
Total	$2,076	$34	1.61%	$2,061	$38	1.85%
Junior lien home equity loans and lines of credit:
New York	$937	$19	2.02%	$920	$19	2.03%
Mid-Atlantic	1,152	18	1.54	1,120	19	1.70
New England	697	6	.90	675	6	.88
Other	29	—	.99	31	—	1.20
Total	$2,815	$43	1.53%	$2,746	$44	1.60%
__________________________________________________________________________________
(a)Includes $625 million and $673 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $41 million and $50 million at June 30, 2026 and December 31, 2025, respectively.
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

Consumer loans not secured by residential real estate are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral. The Company primarily originates recreational finance loans and automobile loans indirectly through dealerships across the U.S. At June 30, 2026, the percent of recreational finance loans and automobile loans with FICO scores of 700 or greater at origination date was 99% and 84%, respectively. A comparative summary of nonaccrual consumer loan balances and the respective percent of outstanding balances of each consumer loan product at June 30, 2026 and December 31, 2025 is presented in the following table.
NONACCRUAL CONSUMER LOANS

	June 30, 2026		December 31, 2025
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$77	1.57%	$82	1.71%
Recreational finance	33	.22	30	.21
Automobile	10	.21	11	.21
Other	4	.18	5	.19
Total	$124	.46%	$128	.48%
Allowance for loan losses
Management determines the allowance for loan losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan portfolio. A description of the methodologies used by the Company to estimate its allowance for loan losses can be found in note 4 of Notes to Financial Statements.
At the time of the Company’s analysis regarding the determination of the allowance for loan losses as of June 30, 2026 uncertainties existed about the impact of inflationary pressures and potential increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies and recent military conflicts on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy and the potential impacts on future economic growth; shifts in immigration policies and enforcement; changes to government funding and reductions in the federal workforce; downward pressures on commercial real estate values, including office properties, and the impacts on the ability of commercial borrowers to refinance maturing debt obligations; and the extent to which borrowers may be negatively affected by general economic conditions.
In establishing the allowance for loan losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans with similar risk characteristics on a collective basis, generally through the use of statistically developed credit models, which are required to achieve a satisfactory independent validation by the Company's Model Risk Management Department, or other quantitative methodologies. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of June 30, 2026, March 31, 2026 and December 31, 2025, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments at June 30, 2026 and December 31, 2025, primarily related to portfolio exposures to certain commercial and industrial borrowers, commercial real estate loans and consumer loans, were generally similar although such qualitative adjustments at March 31, 2026 were elevated reflective of the potential negative impact of global conflicts on economic forecasts utilized at that date.

Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of June 30, 2026, March 31, 2026 and December 31, 2025 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR LOAN LOSSES MACROECONOMIC ASSUMPTIONS

	June 30, 2026			March 31, 2026			December 31, 2025
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.8%	5.1%		4.9%	5.1%		5.0%	5.2%
Real GDP growth rate	1.3	1.9	3.2%	1.4	1.7	3.1%	1.6	1.8	3.4%
Commercial real estate price index growth/decline rate	-.6	1.7	1.3	-2.7	.7	-1.8	-2.8	1.0	-1.6
Home price index growth rate	.2	3.0	3.2	.4	3.0	3.4	.2	2.7	2.9
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
ALLOWANCE FOR LOAN LOSSES SENSITIVITIES

June 30, 2026	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	7.0%	8.3%
Real GDP growth/decline rate	-2.5	1.4	-1.1%
Commercial real estate price index decline rate	-12.9	-5.6	-17.8
Home price index growth/decline rate	-9.1	2.8	-6.5
Potential upside economic scenario:
National unemployment rate	3.7	3.7
Real GDP growth rate	3.2	2.3	5.6
Commercial real estate price index growth rate	4.5	5.0	9.7
Home price index growth rate	4.9	4.9	10.0

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$252
Potential upside economic scenario	(108)
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
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

(Dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025
Allowance for loan losses:
Commercial and industrial	$832	$817	$771
Real estate - commercial (a)	408	421	472
Real estate - residential	100	99	100
Consumer	836	799	773
Total	$2,176	$2,136	$2,116
Allowance for loan losses as a percent of loans:
Commercial and industrial	1.26%	1.25%	1.21%
Real estate - commercial (a)	1.67	1.80	1.98
Real estate - residential	.39	.40	.40
Consumer	3.08	3.03	2.92
Total	1.52	1.53	1.53

Allowance for loan losses as a percent of total nonaccrual loans (b)	180	172	169

Reserve for unfunded credit commitments (c)	$95	$95	$80
__________________________________________________________________________________
(a)Included in the allowance for loan losses were reserves allocated as a percent of commercial real estate loans secured by office properties of 3.91% at June 30, 2026, 4.54% at March 31, 2026 and 4.65% at December 31, 2025.
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
Management has assessed that the allowance for loan losses at June 30, 2026 appropriately reflected expected credit losses in the portfolio as of that date. The lower ratio of the allowance for loan losses as a percent of total loans outstanding at June 30, 2026 as compared with March 31, 2026 and December 31, 2025 reflects lower levels of criticized commercial and industrial loans and commercial real estate loans, partially offset by loan growth. The level of the allowance reflects management’s evaluation of the loan portfolio as of each respective date using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for loan losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods.

Other Income
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Mortgage banking revenues	$127	$127	$—	—%	$254	$248	$6	2%
Service charges on deposit accounts	144	139	5	4	283	270	13	5
Trust income	197	183	14	8	380	359	21	6
Brokerage services income	35	35	—	2	70	63	7	11
Trading account and other non-hedging derivative gains	22	14	8	61	36	21	15	74
Gain (loss) on bank investment securities	2	4	(2)	-57	6	—	6	—
Other revenues from operations	213	187	26	14	400	333	67	20
Total other income	$740	$689	$51	8%	$1,429	$1,294	$135	10%
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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$7	$8	$(1)	-9%	$15	$14	$1	5%
Loan servicing:
Loan servicing fees	33	32	1	2	65	70	(5)	-6
Changes in fair value of mortgage loan servicing right assets, net of hedging activities	(11)	(13)	2	15	(24)	—	(24)	—
Loan sub-servicing and other fees	67	62	5	9	129	95	34	35
Total loan servicing	89	81	8	10	170	165	5	3
Total residential mortgage banking revenues	$96	$89	$7	8%	$185	$179	$6	3%
New commitments to originate loans for sale	$411	$400	$11	3%	$811	$612	$199	33%

(Dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Balances at period end
Loans held for sale	$256	$327	$441	$222
Commitments to originate loans for sale	258	222	224	248
Commitments to sell loans	467	544	645	407
Capitalized mortgage loan servicing assets	540	542	287	326

Loans serviced for others	35,253	35,586	35,873	36,952
Loans sub-serviced for others (a)	183,599	123,968	156,938	157,608
Total loans serviced for others	$218,852	$159,554	$192,811	$194,560
__________________________________________________________________________________
(a)The contractual servicing rights associated with residential mortgage loans sub-serviced by the Company were primarily held by affiliates of BLG. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.

Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in mortgage banking revenues. As a result, fair value changes in the mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in mortgage banking revenues. On December 31, 2025, the Company began economically hedging the risk of fair value changes in these assets through the use of various interest rate and other derivative contracts, for which changes in fair value are also reflected in mortgage banking revenues.
In February 2025 and June 2026 the Company began sub-servicing $51.7 billion and $62.9 billion, respectively, of additional residential mortgage loans with contractual servicing rights held by Bayview Financial. In March 2026, servicing functions for $30.1 billion of residential mortgage loans were returned to Bayview Financial as contractual holder of those servicing rights.
The higher residential mortgage banking revenues for the three and six months ended June 30, 2026 as compared with the first quarter of 2026 and six months ended June 30, 2025, respectively, reflect increased sub-servicing revenues due to the net addition of sub-serviced loans. Partially offsetting the increase in residential mortgage banking revenues in the first half of 2026 as compared with the similar 2025 period was the impact of the Company's accounting election described herein.
COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$13	$18	$(5)	-28%	$31	$30	$1	3%
Loan servicing fees and other	18	20	(2)	-11	38	39	(1)	—
Total commercial mortgage banking revenues	$31	$38	$(7)	-19%	$69	$69	$—	1%
Loans originated for sale to other investors	$746	$1,135	$(389)	-34%	$1,881	$2,087	$(206)	-10%

(Dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Balances at period end
Loans held for sale	$259	$359	$484	$361
Commitments to originate loans for sale	485	529	773	659
Commitments to sell loans	740	903	1,253	1,017
Capitalized mortgage loan servicing assets	136	138	132	124

Loans serviced for others (a)	31,368	30,934	30,309	28,416
Loans sub-serviced for others	4,072	4,194	4,231	4,209
Total loans serviced for others	$35,440	$35,128	$34,540	$32,625
__________________________________________________________________________________
(a)Includes $4.7 billion of loan balances at each of June 30, 2026 and March 31, 2026 and $4.6 billion and $4.3 billion at December 31, 2025 and June 30, 2025, respectively, for which investors had recourse to the Company if such balances are ultimately uncollectable.
The lower gains on commercial mortgage loans originated for sale in the recent quarter as compared with the first quarter of 2026 reflects decreased volume of new commitments to originate commercial real estate loans for sale.
Service charges on deposit accounts
Service charges on deposit accounts increased $5 million in the recent quarter as compared with the first quarter of 2026 reflecting higher consumer service charges.
Service charges on deposit accounts for the first six months of 2026 increased $13 million as compared with the first six months of 2025 reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products, and higher consumer service charges.

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
TRUST INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Trust income
Institutional Services	$104	$96	$8	8%	$200	$190	$10	5%
Wealth Management	92	86	6	8	178	167	11	6
Commercial	1	1	—	-4	2	2	—	12
Total trust income	$197	$183	$14	8%	$380	$359	$21	6%

(Dollars in millions)	June 30, 2026	March 31, 2026	December 31, 2025	June 30, 2025
Assets under management at period end
Trust assets under management (excluding proprietary funds) (a)	$84,705	$68,298	$68,104	$66,199
Proprietary mutual funds	15,216	16,169	16,075	14,543
Total assets under management	$99,921	$84,467	$84,179	$80,742
__________________________________________________________________________________
(a)The increase in trust assets under management from March 31, 2026 to June 30, 2026 predominantly reflects managed assets related to a single customer construction project.
Trust income increased $14 million in the recent quarter as compared with the first quarter of 2026. Institutional Services trust income increased $8 million reflecting higher sales and fund management fees and Wealth Management trust income rose $6 million reflecting annual tax service fees received in the recent quarter and comparatively favorable market performance associated with managed assets.
For the six months ended June 30, 2026 trust income increased $21 million as compared with the similar 2025 period. Institutional Services trust income rose $10 million reflecting higher sales and fund management fees and Wealth Management trust income increased $11 million reflecting comparatively higher assets under management and favorable market performance associated with those assets.
Trading account and other non-hedging derivative gains
The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 11 of Notes to Financial Statements and herein under the heading "Market Risk and Interest Rate Sensitivity." The $8 million and $15 million increase in trading account and other non-hedging derivative gains in the three and six months ended June 30, 2026 as compared with the first quarter of 2026 and first half of 2025, respectively, reflects higher revenues from interest rate swap transactions with commercial customers.

Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Letter of credit and other credit-related fees	$55	$54	$1	—%	$109	$107	$2	2%
Merchant discount and credit card fees	47	41	6	17	88	89	(1)	-2
Bank owned life insurance revenue	20	18	2	5	38	35	3	8
Equipment operating lease income	11	11	—	1	22	25	(3)	-12
BLG income (a)	47	33	14	43	80	—	80	—
Other	33	30	3	11	63	77	(14)	-17
Total other revenues from operations	$213	$187	$26	14%	$400	$333	$67	20%
__________________________________________________________________________________
(a)During 2017, the operating losses of BLG resulted in M&T reducing the carrying value of its investment in BLG to zero. Subsequently, M&T has received cash distributions from BLG each year that resulted in the recognition of income by M&T. M&T expects cash distributions from BLG in the future, but the timing and amount of those distributions are not within M&T's control. BLG is entitled to receive distributions from its affiliates that provide asset management and other services that are available for distribution to M&T. Information about the Company’s relationship with BLG and its affiliates is included in note 16 of Notes to Financial Statements.
Other revenues from operations increased $26 million in the second quarter of 2026 as compared with the first quarter of 2026 reflecting a $47 million distribution from M&T's investment in BLG in the recent quarter as compared with a $33 million distribution in the first quarter of 2026 and a rise in merchant discount and credit card fees.
Higher other revenues from operations in the first half of 2026 as compared with the first six months of 2025 reflected $80 million in distributions received from M&T's investment in BLG in the first six months of 2026, partially offset by gains on the sales of an out-of-footprint residential builder and developer loan portfolio of $15 million and a subsidiary that specialized in institutional services of $10 million in the first half of 2025.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Salaries and employee benefits	$826	$914	$(88)	-10%	$1,740	$1,700	$40	2%
Equipment and net occupancy	129	133	(4)	-2	262	262	—	—
Outside data processing and software	154	144	10	8	298	274	24	9
Professional and other services	89	93	(4)	-5	182	170	12	7
FDIC assessments	18	23	(5)	-27	41	45	(4)	-10
Advertising and marketing	27	21	6	31	48	47	1	1
Amortization of core deposit and other intangible assets	7	9	(2)	-26	16	22	(6)	-27
Other costs of operations	99	101	(2)	-2	200	231	(31)	-13
Total other expense	$1,349	$1,438	$(89)	-6%	$2,787	$2,751	$36	1%

Average full-time equivalent employees	21,686	21,990	(304)	-1%	21,815	22,316	(501)	-2%
Full-time equivalent employees at period end	21,662	21,866	(204)	-1	21,662	22,590	(928)	-4

Salaries and employee benefits
Salaries and employee benefits expense decreased $88 million in the recent quarter as compared with the first quarter of 2026 reflecting seasonally higher stock-based compensation, payroll-related taxes and other employee benefits expense in the first quarter of 2026 and lower average staffing levels in the recent quarter, partially offset by the full-quarter impact of annual merit increases awarded in the first quarter of 2026 and an additional working day in the recent quarter.
Salaries and employee benefits expense increased $40 million in the six months ended June 30, 2026 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases and an increase in stock-based incentive compensation. Also contributing to the increase was higher employee benefits expense, reflecting a rise in medical benefits expense and retirement savings plan expense. A decline in average staffing levels partially offset those salaries and employee benefits expenses.
Nonpersonnel expenses
Nonpersonnel expenses of $523 million in the recent quarter declined nominally from $524 million in the first quarter of 2026 as lower FDIC assessments, professional and other services expense and equipment and net occupancy costs were largely offset by an increase in outside data processing and software expense related to enhancements to the Company's technology infrastructure, cybersecurity and financial recordkeeping and reporting systems.
Nonpersonnel expenses aggregated $1.05 billion in each of the six months ended June 30, 2026 and 2025, declining nominally and reflecting lower other costs of operations of $31 million driven by amortization associated with residential mortgage loan servicing right assets of $51 million in the first half of 2025, partially offset by higher costs associated with the Company's supplemental executive retirement savings plan in the first six months of 2026 due to market performance. Largely offsetting the lower other costs of operations was a rise in outside data processing and software costs of $24 million reflecting enhancements to the Company's technology infrastructure, cybersecurity and financial recordkeeping and reporting systems, and higher professional and other services expense of $12 million, reflecting higher legal and review costs.
Income Taxes
The Company's effective income tax rate was 23.1% for each of the second quarter of 2026 and the six months ended June 30, 2026 compared with 23.0% for the first quarter of 2026 and 23.3% for the six months ended June 30, 2025. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $158.6 billion at June 30, 2026, up from $153.3 billion at December 31, 2025. The higher level of core deposits at June 30, 2026 reflects an increase in savings and interest-

checking deposits, inclusive of the redesignation of certain brokered deposit arrangements that totaled $4.0 billion at March 31, 2026 as core deposits consistent with regulatory presentation, and growth of noninterest-bearing deposits.
The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At June 30, 2026 and December 31, 2025, long-term borrowings aggregated $13.6 billion and $10.9 billion, respectively, and short-term borrowings aggregated $4.6 billion and $2.1 billion, respectively. The higher balance of short-term borrowings at June 30, 2026 reflects the Company's wholesale funding strategy and liquidity considerations. Information about the Company's borrowings is included in note 5 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. Such deposits were comprised of savings and interest-checking and time deposit accounts that totaled 4% of the Company's total deposit base at June 30, 2026, compared with 7% at December 31, 2025. The lower level of brokered deposits reflects the redesignation of certain savings and interest-checking deposit arrangements as core deposits consistent with regulatory presentation, partially offset by higher brokered time deposits. The Company actively adjusts its wholesale funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile.
Total uninsured deposits were estimated to be $78.6 billion at June 30, 2026 and $78.9 billion at December 31, 2025. Approximately $9.6 billion and $9.0 billion of those uninsured deposits were collateralized by the Company at June 30, 2026 and December 31, 2025, respectively. The Company maintains available liquidity sources, which at June 30, 2026 represented approximately 124% of uninsured deposits that were not collateralized by the Company.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 94% of the Company's debt securities portfolio at June 30, 2026. The weighted-average durations of debt investment securities available for sale and held to maturity at June 30, 2026 were 3.1 years and 4.6 years, respectively.
The Company’s ability to obtain funding from these sources could be negatively impacted should the Company experience a substantial deterioration in its financial condition or its debt ratings or should the availability of funding become restricted due to a disruption in the financial markets. The Company attempts to quantify such risks by conducting scenario analyses that estimate the liquidity impact resulting from a debt ratings downgrade and other market events. Such impact is estimated by attempting to measure the effect on available unsecured lines of credit, available capacity from secured borrowing sources and securitizable assets. On May 12, 2026, Fitch upgraded its ratings of M&T Bank's long-term deposits from A+ to AA- and short-term deposits from F1 to F1+.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at June 30, 2026 approximately $1.65 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" of M&T's 2025 Annual Report and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of June 30, 2026, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 29 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. As described in Part I, Item 1, "Liquidity" of M&T's 2025 Annual Report, the Federal Reserve and other federal banking regulators established the LCR as a uniform measure to ensure banking organizations hold sufficient amounts of cash and unencumbered high-quality liquid assets to cover net cash outflows over a 30-day liquidity stress period. As a Category IV institution with less than a $50 billion balance of weighted short-term wholesale funding, M&T is not subject to the LCR. M&T, however, estimates that its LCR on June 30, 2026 was 106%, exceeding the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.
The table that follows is a summary of the Company's available sources of liquidity as of June 30, 2026 and December 31, 2025.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	June 30, 2026	December 31, 2025
Deposits at the FRB of New York	$15,408	$16,966
Unused secured borrowing facilities:
FRB of New York	26,094	25,443
FHLB of New York	15,403	18,302
Unencumbered investment securities (after estimated haircuts)	28,633	27,241
Total	$85,538	$87,952
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- and off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At June 30, 2026, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $22.1 billion. In addition, the Company has entered into $10.2 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Taxable-equivalent Net Interest Income” and in note 11 of Notes to Financial Statements.
The accompanying table as of June 30, 2026 and December 31, 2025 displays the estimated impact on projected net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Percentage Change in Projected Net Interest Income
	June 30, 2026	December 31, 2025
Changes in interest rates
+200 basis points	-.64%	-.54%
+100 basis points	-.18	-.12
-100 basis points	.03	.04
-200 basis points	-.12	-.27

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Variations in amounts presented since December 31, 2025 reflect changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. Reflecting the first cuts of the federal funds target interest rate since March 2020, the FOMC decreased that rate by 100 basis points during the last four months of 2024 and by an additional 75 basis points during the last four months of 2025. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through the second quarter of 2026 approximated 56%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of existing assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -2.0% and -0.5%, respectively, at June 30, 2026, and -5.1% and 2.2%, respectively, at December 31, 2025. The reduced EVE sensitivity at June 30, 2026 reflects the incorporation of updated data into the EVE model and other refinements in the recent quarter.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 13 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist primarily of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $218 million and $476 million, respectively, at June 30, 2026 and $190 million and $409 million, respectively, at December 31, 2025. The amounts recorded in the Consolidated Balance Sheet associated with the Company's non-hedging derivative activities at June 30, 2026 and December 31, 2025 predominantly reflect changes in values associated with interest rate swap agreements entered into with commercial customers and financial institutions that are not subject to periodic variation margin settlement payments. Given the Company's policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with other non-hedging derivative activities was not material at June 30, 2026, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.

Capital
The following table presents components related to shareholders' equity and dividends.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	June 30, 2026	December 31, 2025	June 30, 2025
Preferred stock	$2,434	$2,834	$2,394
Common shareholders' equity	25,512	26,343	26,131
Total shareholders' equity	$27,946	$29,177	$28,525
Per share:
Common shareholders’ equity	$176.03	$173.49	$166.94
Tangible common shareholders’ equity (a)	117.41	117.45	112.48
Ratios:
Total shareholders' equity to total assets	12.75%	13.67%	13.48%
Common shareholders' equity to total assets	11.64	12.34	12.35
Tangible common shareholders' equity to tangible assets (a)	8.07	8.70	8.67
Cash dividends declared for quarter ended:
Common stock (b)	$220	$230	$214
Common stock per share	1.50	1.50	1.35
Preferred stock (b)	35	39	35
__________________________________________________________________________________
(a)Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.
(b)Cash dividends on common stock were $443 million and $436 million and preferred stock dividends were $78 million and $71 million for the six months ended June 30, 2026 and 2025, respectively.
On March 30, 2026, M&T's Board of Directors authorized a program under which $5.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 2.1 million shares of its common stock in the recent quarter at a total cost of $465 million and 5.5 million shares of its common stock at a total cost of $1.25 billion in the first quarter of 2026. During the first six months of 2026 and 2025, M&T repurchased 7.6 million and 9.5 million shares of its common stock at a total cost of $1.71 billion and $1.74 billion, respectively. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions. On February 1, 2026, M&T redeemed all 40,000 outstanding shares of its Perpetual Fixed Rate Reset Non-cumulative Preferred Stock, Series G, for $400 million. In July 2026, M&T issued 60,000 shares of Perpetual Fixed Rate Non-cumulative Preferred Stock, Series L, with a liquidation preference of $10,000 per share.
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
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	June 30, 2026	December 31, 2025	June 30, 2025
Investment securities unrealized gains (losses), net (a)	$(93)	$155	$61
Cash flow hedges unrealized gains (losses), net (b)	(51)	67	63
Defined benefit plans adjustments, net (c)	59	61	95
Other, net	(7)	(6)	(4)
Accumulated other comprehensive income (loss), net	$(92)	$277	$215

Accumulated other comprehensive income (loss), net, per common share	$(0.64)	$1.83	$1.37
__________________________________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 11 of Notes to Financial Statements.
(c)Refer to note 8 of Notes to Financial Statements.

M&T and its subsidiary banks are required to comply with applicable Capital Rules which prescribe minimum capital ratios. Capital Rules require buffers in addition to these minimum risk-based capital ratios. M&T is subject to an SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. In June 2026, the Federal Reserve released the results of its most recent supervisory stress tests, which would imply a reduction of M&T's SCB to the 2.5% minimum. In February 2026, however, the Federal Reserve announced that the previous SCB requirements would continue in effect through 2027. Accordingly, M&T's SCB remains 2.7%. The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of June 30, 2026 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	Regulatory Minimum (a)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1 capital	4.50%	10.19%	11.81%	274.44%
Tier 1 capital	6.00	11.64	11.81	274.44
Total capital	8.00	13.73	13.87	274.58
Tier 1 leverage	4.00	9.39	9.51	86.89
RWA		$167,830	$167,243	$248
__________________________________________________________________________________
(a)Exclusive of required buffers as applicable.
As a result of the accounting election on January 1, 2026 to prospectively measure residential mortgage loan servicing right assets at fair value, the Company recorded an increase in capitalized servicing assets included in accrued interest and other assets of $263 million and a corresponding after-tax increase to retained earnings of $197 million, representing an 8 basis-point increase to the CET1 capital ratio on the election date.
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $48 million at June 30, 2026. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2025 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at June 30, 2026. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at June 30, 2026, inclusive of the projected repayment of notes receivables from bank subsidiaries, covered projected cash outflows for 29 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
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

As described in Part I, Item 1, "Capital Requirements" of M&T's 2025 Annual Report, in July 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. In March 2026, the federal banking agencies issued a reproposal of those requirements. Under the reproposed requirements, the Company would have the option of calculating its RWA using either a standardized approach or an ERBA. The reproposal would also require the Company to include certain components of accumulated other comprehensive income (loss) in its calculation of capital over a five-year transition period. Management continues to evaluate the impact of the reproposed rules on the regulatory capital requirements of M&T and its subsidiary banks. The Company estimates that its CET1 capital ratio of 10.33% at March 31, 2026 would have increased approximately 90 basis points under the standardized approach and an additional 10 to 20 basis points under the ERBA, excluding the impact of accumulated other comprehensive income (loss). At June 30, 2026, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have decreased the Company's CET1 capital ratio by 2 basis points.
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
NET INCOME (LOSS) BY REPORTABLE SEGMENT

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Net income (loss)
Commercial Bank	$271	$250	$21	8%	$521	$462	$59	13%
Retail Bank	360	344	16	5	704	722	(18)	-3
Institutional Services and Wealth Management	120	112	8	7	232	249	(17)	-7
All Other	67	(42)	109	—	25	(133)	158	—
Total net income	$818	$664	$154	23%	$1,482	$1,300	$182	14%

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
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Income statement
Net interest income	$559	$535	$24	5%	$1,094	$1,060	$34	3%
Noninterest income	193	193	—	—	386	378	8	2
Total revenue	752	728	24	3	1,480	1,438	42	3
Provision for credit losses	23	29	(6)	-24	52	96	(44)	-46
Noninterest expense	363	360	3	1	723	714	9	1
Income before taxes	366	339	27	8	705	628	77	12
Income tax expense	95	89	6	8	184	166	18	11
Net income	$271	$250	$21	8%	$521	$462	$59	13%
Average balance sheet
Loans:
Commercial and industrial	$57,855	$55,730	$2,125	4%	$56,798	$53,558	$3,240	6%
Real estate - commercial	21,827	21,795	32	—	21,811	24,102	(2,291)	-10
Real estate - residential	402	398	4	1	400	405	(5)	-1
Consumer	17	24	(7)	-28	21	19	2	8
Total loans	$80,101	$77,947	$2,154	3%	$79,030	$78,084	$946	1%
Deposits:
Noninterest-bearing	$9,689	$10,247	$(558)	-5%	$9,967	$11,320	$(1,353)	-12%
Interest-bearing	38,885	39,200	(315)	-1	39,042	34,382	4,660	14
Total deposits	$48,574	$49,447	$(873)	-2%	$49,009	$45,702	$3,307	7%
The Commercial Bank segment’s net income in the second quarter of 2026 increased $21 million from the first quarter of 2026.
•Net interest income increased $24 million reflecting one additional calendar day, a 9 basis-point expansion of the net interest margin on loans and higher average loan balances. Those factors were partially offset by a 4 basis-point narrowing of the net interest margin on deposits and lower average balances of those deposits.
•Noninterest income remained flat reflecting higher fees from interest rate swap transactions with commercial customers largely offset by a decline in commercial mortgage banking revenues predominantly from lower gains on commercial mortgage loans originated for sale.
•Average loans rose $2.2 billion driven by higher average balances of commercial and industrial loans reflecting growth that spanned most industry types.
•Average deposits declined $873 million reflecting lower average noninterest-bearing and savings and interest-checking deposit balances.

Net income for the Commercial Bank segment increased $59 million in the first six months of 2026 as compared with the similar 2025 period.
•Net interest income increased $34 million reflecting higher average deposits of $3.3 billion, partially offset by a 5 basis-point narrowing of the net interest margin on those deposits.
•Noninterest income increased $8 million reflecting higher revenues from interest rate swap agreements with customers and increased service charges on commercial deposit accounts, partially offset by a $15 million gain on the sale of an out-of-footprint residential builder and developer loan portfolio in the 2025 period.
•The provision for credit losses decreased $44 million reflecting lower net charge-offs of commercial real estate and commercial and industrial loans.
•Noninterest expense increased $9 million driven by an increase in centrally-allocated costs associated with technology, operations, risk management, finance, human resources and other support services provided to the Commercial Bank segment and other costs of operations, partially offset by a decline in personnel expenses.
•Average loans increased $946 million driven by higher average commercial and industrial loans reflecting growth that spanned most industry types, partially offset by a decrease in average commercial real estate loans as the Company reduced its exposure to such loans designated as criticized.
•Average deposits grew $3.3 billion reflecting growth in average savings and interest-checking deposits, partially offset by lower average noninterest-bearing deposits.
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

RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Income statement
Net interest income	$974	$950	$24	2%	$1,924	$1,960	$(36)	-2%
Noninterest income	236	217	19	9	453	442	11	2
Total revenue	1,210	1,167	43	4	2,377	2,402	(25)	-1
Provision for credit losses	70	82	(12)	-15	152	150	2	1
Noninterest expense	657	625	32	5	1,282	1,284	(2)	—
Income before taxes	483	460	23	5	943	968	(25)	-3
Income tax expense	123	116	7	5	239	246	(7)	-2
Net income	$360	$344	$16	5%	$704	$722	$(18)	-3%
Average balance sheet
Loans:
Commercial and industrial	$6,815	$6,670	$145	2%	$6,743	$6,325	$418	7%
Real estate - commercial	1,699	1,676	23	1	1,688	1,660	28	2
Real estate - residential	22,234	21,971	263	1	22,103	20,776	1,327	6
Consumer	25,823	25,444	379	1	25,635	24,042	1,593	7
Total loans	$56,571	$55,761	$810	1%	$56,169	$52,803	$3,366	6%
Deposits:
Noninterest-bearing	$24,843	$24,249	$594	2%	$24,547	$24,335	$212	1%
Interest-bearing	64,846	64,596	250	—	64,722	65,347	(625)	-1
Total deposits	$89,689	$88,845	$844	1%	$89,269	$89,682	$(413)	—%
The Retail Bank segment’s net income in the second quarter of 2026 increased $16 million from the first quarter of 2026.
•Net interest income increased $24 million reflecting the impact of one additional calendar day in the recent quarter and higher average balances of deposits. The segment's net interest margin declined by 1 basis point.
•Noninterest income increased $19 million reflecting higher residential mortgage loan sub-servicing fee revenue, service charges on deposit accounts and merchant discount and credit card fees.
•Provision for credit losses decreased $12 million reflective of lower net charge-offs in the recent quarter.
•Noninterest expense increased $32 million reflecting higher centrally-allocated costs associated with technology, operations, risk management, finance, human resources and other support services provided to the Retail Bank segment.
•Average deposits increased $844 million reflecting an increase in average savings and interest-checking deposits and noninterest-bearing deposits.
Net income for the Retail Bank segment declined $18 million in the first six months of 2026 as compared with the similar 2025 period.
•Net interest income declined $36 million reflecting an 11 basis-point and 4 basis-point narrowing of the net interest margin on deposits and loans, respectively, partially offset by higher average loan balances of $3.4 billion.
•Noninterest income increased $11 million reflecting higher service charges on deposit products and residential mortgage banking revenues.
•Noninterest expense decreased $2 million reflecting the impact of the Company's accounting election described herein on other costs of operations, driven by amortization associated with residential mortgage loan servicing right assets in the first half of 2025, largely offset by higher centrally-allocated costs associated with technology, operations, risk management, finance, human resources and other support services provided to the Retail Bank segment.

•Average loans rose $3.4 billion reflecting an increase in average consumer loans that resulted from growth in average recreational finance loans and home equity loans and lines of credit. Also contributing to that increase was higher average residential real estate loans reflecting the retention of originated residential mortgage loans and purchases.
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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Income statement
Net interest income	$149	$156	$(7)	-5%	$305	$337	$(32)	-10%
Noninterest income	235	221	14	7	456	434	22	5
Total revenue	384	377	7	2	761	771	(10)	-1
Provision for credit losses	—	—	—	—	—	5	(5)	—
Noninterest expense	223	226	(3)	-2	449	432	17	4
Income before taxes	161	151	10	7	312	334	(22)	-7
Income tax expense	41	39	2	7	80	85	(5)	-6
Net income	$120	$112	$8	7%	$232	$249	$(17)	-7%
Average balance sheet
Loans:
Commercial and industrial	$1,155	$1,217	$(62)	-5%	$1,185	$939	$246	26%
Real estate - commercial	27	25	2	11	26	31	(5)	-15
Real estate - residential	2,450	2,448	2	—	2,449	2,250	199	9
Consumer	879	838	41	5	858	795	63	8
Total loans	$4,511	$4,528	$(17)	—%	$4,518	$4,015	$503	13%
Deposits:
Noninterest-bearing	$8,766	$9,518	$(752)	-8%	$9,140	$9,118	$22	—%
Interest-bearing	9,939	10,151	(212)	-2	10,044	9,748	296	3
Total deposits	$18,705	$19,669	$(964)	-5%	$19,184	$18,866	$318	2%
The Institutional Services and Wealth Management segment’s net income increased $8 million to $120 million in the second quarter of 2026 from $112 million in the first quarter of 2026.
•Net interest income decreased $7 million reflecting a $964 million decrease in average deposits and a 6 basis-point narrowing of the net interest margin on those deposits.
•Noninterest income increased $14 million reflecting higher sales and fund management fees from the segment's Institutional Services business and increased fee income from its Wealth Management business, reflecting market performance associated with managed assets and seasonal tax service fee income.

Net income for the Institutional Services and Wealth Management segment decreased $17 million for the six months ended June 30, 2026 as compared with the similar 2025 period.
•Net interest income decreased $32 million predominantly due to a 45 basis-point narrowing of the net interest margin on deposits, partially offset by higher average balances of those deposits and an increase in average loans.
•Noninterest income increased $22 million reflecting higher trust income resulting from higher sales and fund management fees from the segment's Institutional Services business and increased fee income from its Wealth Management business, reflecting favorable market performance associated with managed assets, partially offset by a $10 million gain on the sale of a subsidiary that specialized in institutional services in the second quarter of 2025.
•Noninterest expense rose $17 million reflecting a rise in professional and other services expense driven by higher legal and review costs and an increase in personnel-related expenses.
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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Six Months Ended		Change
(Dollars in millions)	June 30, 2026	March 31, 2026	Amount	%	June 30, 2026	June 30, 2025	Amount	%
Income statement
Net interest income	$110	$111	$(1)	—%	$221	$51	$170	330%
Noninterest income	76	58	18	32	134	40	94	236
Total revenue	186	169	17	11	355	91	264	289
Provision for credit losses	27	29	(2)	-3	56	4	52	—
Noninterest expense	106	227	(121)	-53	333	321	12	4
Income (loss) before taxes	53	(87)	140	—	(34)	(234)	200	—
Income tax benefit	(14)	(45)	31	70	(59)	(101)	42	—
Net income (loss)	$67	$(42)	$109	—%	$25	$(133)	$158	—%
The “All Other” category net income was $67 million in the second quarter of 2026 as compared with a net loss of $42 million in the first quarter of 2026.
•Noninterest income rose $18 million reflecting a $47 million distribution from M&T's investment in BLG in the recent quarter as compared with a $33 million distribution from that investment in the first quarter of 2026.
•Noninterest expense decreased $121 million reflecting seasonal stock-based compensation, payroll-related taxes and other employee benefits expense in the first quarter of 2026.

The net income recorded for the "All Other" category was $25 million for the first six months of 2026 as compared with a net loss of $133 million in the similar 2025 period.
•Net interest income increased $170 million reflecting the comparatively favorable impact from each of interest rate swap agreements entered into for interest rate risk purposes and the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Noninterest income increased $94 million reflecting $80 million of distributions from M&T's investment in BLG in the first six months of 2026.
•The provision for credit losses increased $52 million reflecting the net impact of the allocation of the provision to the reportable segments.
Critical Accounting Estimates and Recent Accounting Developments
A discussion of the Company's critical accounting estimates and significant accounting policies can be found in M&T's 2025 Annual Report. A summary of recent accounting developments is included in note 1 of Notes to Financial Statements, including the Company's election on January 1, 2026 to prospectively measure its residential mortgage loan servicing right assets at fair value, which the Company considers to be a critical accounting estimate. As residential mortgage loan servicing rights generally do not trade in an active market, the Company utilizes a model to estimate fair value which considers the present value of expected future cash flows associated with servicing rights using assumptions that market participants would consider in estimating future servicing income and expenses. Such assumptions include prepayment speeds, servicing costs, loan default rates and an appropriate discount rate representing an OAS over market implied forward SOFR. Significant assumptions and the resulting fair values are subject to independent review and challenge by the Company's Treasury Product Control Department through comparisons to available data including recent market activity, independent third-party valuations and industry trade information and surveys. The results of such independent review and challenge are reported to the Company's Executive ALCO Committee. Further information on the fair value of residential mortgage loan servicing right assets and the sensitivity of such value to changes in assumptions is included in note 13 of Notes to Financial Statements.
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

While there can be no assurance that any list of risks and uncertainties is complete, important factors that could cause actual outcomes and results to differ materially from those contemplated by forward-looking statements include the following, without limitation, as well as risks more fully discussed in Part I, Item 1A "Risk Factors" in the Company's 2025 Annual Report: economic conditions and growth rates, including inflation and market volatility; events, developments, and current conditions in the financial services industry, including trust, brokerage and investment management businesses; changes in interest rates, spreads on earning assets and interest-bearing liabilities, and interest rate sensitivity; prepayment speeds, loan originations, loan concentrations by type and industry, credit losses and market values on loans, collateral securing loans, and other assets; sources of liquidity; levels of client deposits; ability to contain costs and expenses; changes in the Company's credit ratings; domestic or international political developments and other geopolitical events, including trade and tariff policies and international conflicts and hostilities; changes and trends in the securities markets; common shares outstanding and common stock price volatility; fair value of and number of stock-based compensation awards to be issued in future periods; the impact of changes in market values on trust-, brokerage-, and investment management-related revenues; federal, state or local legislation and/or regulations affecting the financial services industry, or M&T and its subsidiaries individually or collectively, including tax policy; regulatory supervision and oversight, including monetary policy and capital requirements; governmental and public policy changes; political conditions, either nationally or in the states in which M&T and its subsidiaries do business; the initiation and outcome of potential, pending and future litigation, investigations and governmental proceedings, including tax-related examinations and other matters; operational risk events, including loss resulting from fraud by employees or persons outside M&T and breaches in data and cybersecurity; changes in accounting policies or procedures as may be required by the Financial Accounting Standards Board, regulatory agencies or legislation; increasing price, product and service competition by competitors, including new entrants; technological developments and changes; the ability to continue to introduce competitive new products and services on a timely, cost-effective basis; the mix of products and services; protection and validity of intellectual property rights; reliance on large customers; technological, implementation and cost/financial risks in large, multi-year contracts; continued availability of financing; financial resources in the amounts, at the times and on the terms required to support M&T and its subsidiaries' future businesses; and material differences in the actual financial results of merger, acquisition, divestment and investment activities compared with M&T's initial expectations, including the full realization of anticipated cost savings and revenue enhancements.
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

M&T Bank Corporation and Subsidiaries
Table 1
QUARTERLY TRENDS

	2026 Quarters		2025 Quarters
	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share)
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,632	$2,547	$2,648	$2,692	$2,618	$2,572
Interest expense	828	784	858	919	896	865
Net interest income	1,804	1,763	1,790	1,773	1,722	1,707
Less: Provision for credit losses	120	140	125	125	125	130
Other income	740	689	696	752	683	611
Less: Other expense	1,349	1,438	1,379	1,363	1,336	1,415
Income before income taxes	1,075	874	982	1,037	944	773
Applicable income taxes	245	199	212	233	219	177
Taxable-equivalent adjustment	12	11	11	12	9	12
Net income	$818	$664	$759	$792	$716	$584
Net income available to common shareholders — diluted	$781	$620	$718	$754	$679	$547
Per common share data:
Basic earnings	5.35	4.16	4.71	4.85	4.26	3.33
Diluted earnings	5.32	4.13	4.67	4.82	4.24	3.32
Cash dividends	1.50	1.50	1.50	1.50	1.35	1.35
Average common shares outstanding:
Basic	145,891	149,225	152,666	155,558	159,221	164,209
Diluted	146,758	150,109	153,712	156,553	160,005	165,047
Performance ratios
Annualized return on:
Average assets	1.51%	1.26%	1.41%	1.49%	1.37%	1.14%
Average common shareholders’ equity	12.30	9.67	10.87	11.45	10.39	8.36
Net interest margin on average earning assets (taxable-equivalent basis)	3.70	3.70	3.70	3.69	3.62	3.65
Nonaccrual loans to total loans	.84	.89	.90	1.10	1.16	1.14
Net operating (tangible) results (a)
Net operating income	$823	$671	$767	$798	$724	$594
Diluted net operating income per common share	5.35	4.18	4.72	4.87	4.28	3.38
Annualized return on:
Average tangible assets	1.59%	1.33%	1.49%	1.56%	1.44%	1.21%
Average tangible common shareholders’ equity	18.57	14.51	16.24	17.13	15.54	12.53
Efficiency ratio (b)	52.8	58.3	55.1	53.6	55.2	60.5
Balance sheet data
Average balances:
Total assets (c)	$216,532	$213,828	$212,891	$211,053	$210,261	$208,321
Total tangible assets (c)	208,033	205,323	204,379	202,533	201,733	199,791
Earning assets	195,216	192,594	192,366	190,920	190,535	189,116
Investment securities	38,728	37,845	36,705	36,559	35,335	34,480
Loans	141,427	138,423	137,600	136,527	135,407	134,844
Deposits	163,524	164,176	164,940	162,576	163,258	161,080
Borrowings	20,794	16,759	14,619	15,633	14,263	14,154
Common shareholders’ equity (c)	25,505	26,072	26,279	26,189	26,272	26,604
Tangible common shareholders’ equity (c)	17,006	17,567	17,767	17,669	17,744	18,074
At end of quarter:
Total assets (c)	219,261	214,736	213,510	211,277	211,584	210,321
Total tangible assets (c)	210,765	206,234	205,001	202,761	203,060	201,789
Earning assets	197,066	193,072	192,516	190,684	191,074	190,463
Investment securities	38,374	38,621	36,649	36,864	35,568	35,137
Loans	143,193	139,914	138,702	136,974	136,116	134,574
Deposits	168,885	163,741	166,909	163,426	164,453	165,409
Borrowings	18,182	19,026	13,060	14,987	14,451	12,069
Common shareholders’ equity (c)	25,512	25,538	26,343	26,334	26,131	26,597
Tangible common shareholders’ equity (c)	17,016	17,036	17,834	17,818	17,607	18,065
Equity per common share	176.03	173.82	173.49	170.43	166.94	163.62
Tangible equity per common share	117.41	115.96	117.45	115.31	112.48	111.13
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

M&T Bank Corporation and Subsidiaries
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2026 Quarters		2025 Quarters
(Dollars in millions, except per share)	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$818	$664	$759	$792	$716	$584
Amortization of core deposit and other intangible assets (a)	5	7	8	6	8	10
Net operating income	$823	$671	$767	$798	$724	$594
Earnings per common share
Diluted earnings per common share	$5.32	$4.13	$4.67	$4.82	$4.24	$3.32
Amortization of core deposit and other intangible assets (a)	.03	.05	.05	.05	.04	.06
Diluted net operating earnings per common share	$5.35	$4.18	$4.72	$4.87	$4.28	$3.38
Other expense
Other expense	$1,349	$1,438	$1,379	$1,363	$1,336	$1,415
Amortization of core deposit and other intangible assets	(7)	(9)	(10)	(10)	(9)	(13)
Noninterest operating expense	$1,342	$1,429	$1,369	$1,353	$1,327	$1,402
Efficiency ratio
Noninterest operating expense (numerator)	$1,342	$1,429	$1,369	$1,353	$1,327	$1,402
Taxable-equivalent net interest income	$1,804	$1,763	$1,790	$1,773	$1,722	$1,707
Other income	740	689	696	752	683	611
Less: Gain (loss) on bank investment securities	2	4	1	1	—	—
Denominator	$2,542	$2,448	$2,485	$2,524	$2,405	$2,318
Efficiency ratio	52.8%	58.3%	55.1%	53.6%	55.2%	60.5%
Balance sheet data
Average assets
Average assets	$216,532	$213,828	$212,891	$211,053	$210,261	$208,321
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(51)	(59)	(69)	(79)	(89)	(92)
Deferred taxes	17	19	22	24	26	27
Average tangible assets	$208,033	$205,323	$204,379	$202,533	$201,733	$199,791
Average common equity
Average total equity	$27,939	$28,648	$28,970	$28,583	$28,666	$28,998
Preferred stock	(2,434)	(2,576)	(2,691)	(2,394)	(2,394)	(2,394)
Average common equity	25,505	26,072	26,279	26,189	26,272	26,604
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(51)	(59)	(69)	(79)	(89)	(92)
Deferred taxes	17	19	22	24	26	27
Average tangible common equity	$17,006	$17,567	$17,767	$17,669	$17,744	$18,074
At end of quarter
Total assets
Total assets	$219,261	$214,736	$213,510	$211,277	$211,584	$210,321
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(48)	(55)	(64)	(74)	(84)	(93)
Deferred taxes	17	18	20	23	25	26
Total tangible assets	$210,765	$206,234	$205,001	$202,761	$203,060	$201,789
Total common equity
Total equity	$27,946	$27,972	$29,177	$28,728	$28,525	$28,991
Preferred stock	(2,434)	(2,434)	(2,834)	(2,394)	(2,394)	(2,394)
Common equity	25,512	25,538	26,343	26,334	26,131	26,597
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(48)	(55)	(64)	(74)	(84)	(93)
Deferred taxes	17	18	20	23	25	26
Total tangible common equity	$17,016	$17,036	$17,834	$17,818	$17,607	$18,065
__________________________________________________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rule 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of June 30, 2026.
(b) Changes in internal control over financial reporting. M&T regularly assesses and enhances its internal control over financial reporting. During the second quarter of 2026, the Company implemented a new general ledger platform which supports various operational, accounting and reporting activities. In conjunction therewith, certain of the Company's processes and internal controls over financial reporting have been appropriately modified to reflect changes in key business applications and financial processes resulting from this implementation. There were no other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Common Equity Securities
(Dollars in millions, except per share)	Total Number of Common Shares Purchased (a)	Average Price Paid per Common Share (b)	Total Number of Common Shares Purchased as Part of Publicly Announced Programs (c)	Dollar Value of Common Shares that may yet be Purchased Under the Programs (c)
April 1 - April 30, 2026	504,060	$220.34	504,060	$4,889
May 1 - May 31, 2026	915,922	215.04	915,831	4,692
June 1 - June 30, 2026	701,079	224.02	698,758	4,535
Total	2,121,061	219.27	2,118,649
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) – (b) Not applicable.
(c) The following provides a description of Rule 10b5-1 trading arrangements (as defined in Item 408 of Regulation S-K under the Exchange Act) adopted during the three months ended June 30, 2026, by any director or executive officer who is subject to the filing requirements of Section 16 of the Exchange Act:
On June 12, 2026, René F. Jones, Chairman of the Board and Chief Executive Officer, adopted a trading arrangement intended to satisfy the affirmative defense conditions of Rule 10b5-1(c). The arrangement will terminate on or before March 31, 2027. Under the arrangement, a maximum aggregate number of 19,396 shares may be sold. In addition, a maximum aggregate number of 16,770 vested stock options may be exercised, and the underlying shares will be held by Mr. Jones after the withholding of shares to cover the cost of the exercise price of the options and tax obligations (also known as a net exercise and hold settlement). Transactions under the trading arrangement will not commence until completion of the required cooling off period under Rule 10b5-1 and expiration of any prior trading arrangement.

No executive officers and no directors terminated or modified a Rule 10b5-1 trading arrangement in the three months ended June 30, 2026.
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

Exhibit No.

10.1
M&T Bank Corporation 2019 Equity Incentive Compensation Plan (amended and restated effective as of April 21, 2026). Incorporated by reference to Appendix B of the Proxy Statement filed March 10, 2026.*

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 has been formatted in Inline XBRL.
__________________________________________________________________________________
* Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: August 4, 2026	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer