Form 10-Q
period 2026-09-30
M&T BANK CORP
filed 2026-11-05
CIK 36270

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
Commission File Number 1-9861
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐ Yes   ☒ No
Number of shares of the registrant's Common Stock, $0.50 par value, outstanding as of the close of business on October 30, 2026: 143,434,433 shares.

M&T Bank Corporation
FORM 10-Q
For the Quarterly Period Ended September 30, 2026

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

Part I. Financial Information
Item 1. Financial Statements (Unaudited).
M&T Bank Corporation and Subsidiaries
Consolidated Balance Sheet (Unaudited)

(Dollars in millions, except per share)	September 30, 2026	December 31, 2025
Assets
Cash and due from banks	$1,796	$1,701
Interest-bearing deposits at banks	14,342	17,068
Investment securities:
Available for sale at fair value	16,489	23,202
Held to maturity (fair value: $18,672 at September 30, 2026; $11,715 at December 31, 2025)	20,195	12,430
Equity and other securities (includes $279 at September 30, 2026 and $281 at December 31, 2025 at fair value)	1,210	1,017
Total investment securities	37,894	36,649
Loans held for sale (includes $497 at September 30, 2026 and $925 at December 31, 2025 at fair value)	696	1,067
Loans (a)	144,756	137,635
Allowance for loan losses	(2,179)	(2,116)
Net loans	142,577	135,519
Premises and equipment	1,711	1,629
Goodwill	8,465	8,465
Core deposit and other intangible assets	41	64
Accrued interest and other assets (includes $1,113 at September 30, 2026 and $342 at December 31, 2025 at fair value)	12,988	11,348
Total assets	$220,510	$213,510
Liabilities
Noninterest-bearing deposits	$44,819	$46,509
Savings and interest-checking deposits	107,468	107,173
Time deposits	15,223	13,227
Total deposits	167,510	166,909
Short-term borrowings	6,373	2,149
Long-term borrowings (a)	13,648	10,911
Accrued interest and other liabilities (includes $939 at September 30, 2026 and $454 at December 31, 2025 at fair value)	4,820	4,364
Total liabilities	192,351	184,333
Shareholders' equity
Preferred stock	3,017	2,834
Common stock, $0.50 par, 250,000,000 shares authorized, 179,436,779 shares issued at September 30, 2026 and December 31, 2025	90	90
Additional paid-in capital	9,984	10,011
Retained earnings	22,554	20,882
Accumulated other comprehensive income (loss), net	(680)	277
Treasury stock — common, at cost — 35,731,623 shares at September 30, 2026; 27,604,513 shares at December 31, 2025	(6,806)	(4,917)
Total shareholders’ equity	28,159	29,177
Total liabilities and shareholders’ equity	$220,510	$213,510
__________________________________________________________________________________
(a)Loans of $3.5 billion and $2.1 billion at September 30, 2026 and December 31, 2025, respectively, were held in special purpose trusts to settle the respective obligations of asset-backed notes issued by those trusts. The outstanding balances of those asset-backed notes issued to third-party investors were included in Long-term borrowings and were $3.0 billion at September 30, 2026 and $1.7 billion at December 31, 2025.

See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2026	2025	2026	2025
Interest income
Loans and loans held for sale	$2,117	$2,104	$6,181	$6,164
Investment securities	414	377	1,218	1,047
Deposits at banks	136	198	424	635
Other	—	1	—	3
Total interest income	2,667	2,680	7,823	7,849
Interest expense
Savings and interest-checking deposits	515	589	1,475	1,720
Time deposits	121	119	322	366
Short-term borrowings	52	32	183	101
Long-term borrowings	186	179	506	493
Total interest expense	874	919	2,486	2,680
Net interest income	1,793	1,761	5,337	5,169
Provision for credit losses	135	125	395	380
Net interest income after provision for credit losses	1,658	1,636	4,942	4,789
Other income
Trust and investment services income	230	217	684	643
Mortgage banking revenues	152	147	406	395
Service charges on deposit accounts	109	105	322	307
Card revenues	90	90	257	257
Letter of credit and credit-related fees	46	45	132	132
Capital markets and advisory revenues	32	35	109	89
Gain (loss) on bank investment securities	(1)	1	5	1
Other revenues from operations	85	112	257	222
Total other income	743	752	2,172	2,046
Other expense
Salaries and employee benefits	832	833	2,572	2,533
Outside data processing and software	173	138	471	412
Equipment and net occupancy	131	129	393	391
Professional and other services	97	81	279	251
FDIC assessments	19	13	60	58
Advertising and marketing	29	23	77	70
Amortization of core deposit and other intangible assets	7	10	23	32
Other costs of operations	105	136	305	367
Total other expense	1,393	1,363	4,180	4,114
Income before taxes	1,008	1,025	2,934	2,721
Income taxes	233	233	677	629
Net income	$775	$792	$2,257	$2,092
Net income available to common shareholders
Basic	$732	$754	$2,133	$1,981
Diluted	732	754	2,133	1,981
Net income per common share
Basic	5.08	4.85	14.57	12.41
Diluted	5.04	4.82	14.48	12.34
Average common shares outstanding
Basic	144,184	155,558	146,415	159,631
Diluted	145,174	156,553	147,329	160,503
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Net income	$775	$792	$2,257	$2,092
Other comprehensive income (loss), net of tax and reclassification adjustments:
Investment securities unrealized gains (losses), net	(457)	60	(705)	274
Cash flow hedges adjustments, net	(130)	5	(248)	169
Defined benefit plans adjustments, net	(1)	(2)	(3)	(5)
Other	—	(1)	(1)	3
Total other comprehensive income (loss)	(588)	62	(957)	441
Total comprehensive income	$187	$854	$1,300	$2,533

See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Cash Flows (Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2026	2025
Cash flows from operating activities
Net income	$2,257	$2,092
Adjustments to reconcile net income to net cash from operating activities:
Provision for credit losses	395	380
Depreciation and amortization of premises and equipment	235	243
Amortization of capitalized servicing rights	29	101
Amortization of core deposit and other intangible assets	23	32
Provision for deferred income taxes	8	(38)
Asset write-downs	5	16
Net gain on sales of assets	(21)	(79)
Net change in accrued interest receivable, payable	(38)	(86)
Net change in other accrued income and expense	13	138
Net change in loans originated for sale	355	(3)
Net change in other non-hedging derivative assets and liabilities	273	(316)
Net cash from operating activities	3,534	2,480
Cash flows from investing activities
Proceeds from sales:
Investment securities available for sale	2,492	—
Equity and other securities	874	380
Loans	22	814
Proceeds from maturities:
Investment securities available for sale	2,316	3,644
Investment securities held to maturity	1,179	1,480
Purchases:
Investment securities available for sale	(7,386)	(7,561)
Investment securities held to maturity	(580)	—
Equity and other securities	(1,061)	(363)
Loans	(259)	(683)
Net change in loans	(7,338)	(2,017)
Capital expenditures, net	(164)	(87)
Net change in loan servicing advances	(701)	(911)
Other, net	(760)	198
Net cash from investing activities	(11,366)	(5,106)
Cash flows from financing activities
Net change in deposits	599	2,330
Net change in short-term borrowings	4,224	999
Proceeds from long-term borrowings	3,828	3,533
Payments on long-term borrowings	(825)	(3,380)
Proceeds from issuance of Series L preferred stock	583	—
Redemption of Series G preferred stock	(400)	—
Purchases of treasury stock	(2,017)	(2,129)
Dividends paid — common	(661)	(671)
Dividends paid — preferred	(125)	(112)
Other, net	(5)	(25)
Net cash from financing activities	5,201	545
Net change in cash, cash equivalents and restricted cash	(2,631)	(2,081)
Cash, cash equivalents and restricted cash at beginning of period (a)	18,769	20,782
Cash, cash equivalents and restricted cash at end of period (a)	$16,138	$18,701
Supplemental disclosure of cash flow information
Interest received during the period	$7,973	$7,951
Interest paid during the period	2,507	2,722
Income taxes paid during the period	435	314
Supplemental schedule of noncash investing and financing activities
Transfers of investment securities from available for sale to held to maturity	8,350	—
Real estate and other foreclosed assets acquired in settlement of loans	19	13
Additions to right-of-use assets under operating leases	154	75
__________________________________________________________________________________
(a)Effective for the year ended December 31, 2025, the Company changed its accounting policy for Cash and cash equivalents to include Interest-bearing deposits at banks. Prior period amounts have been adjusted to reflect this change in accounting policy as described in note 1.
See accompanying notes to financial statements.

M&T Bank Corporation and Subsidiaries
Consolidated Statement of Changes in Shareholders’ Equity (Unaudited)

(Dollars in millions, except per share)	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Earnings		Accumulated Other Comprehensive Income (Loss), Net	Treasury Stock	Total
Three Months Ended September 30, 2026
Balance — July 1, 2026	$2,434	$90		$9,970	$22,038		$(92)	$(6,494)	$27,946
Total comprehensive income	—	—		—	775		(588)	—	187
Issuance of Series L preferred stock	583	—	—	—	—		—	—	583
Preferred stock cash dividends	—	—		—	(42)		—	—	(42)
Purchases of treasury stock	—	—		—	—		—	(323)	(323)
Stock-based compensation transactions, net	—	—		14	—		—	11	25
Common stock cash dividends — $1.50 per share	—	—		—	(217)		—	—	(217)
Balance — September 30, 2026	$3,017	$90		$9,984	$22,554		$(680)	$(6,806)	$28,159

Nine Months Ended September 30, 2026
Balance — January 1, 2026	$2,834	$90		$10,011	$20,882		$277	$(4,917)	$29,177
Fair value accounting election — residential mortgage loan servicing right assets (a)	—	—		—	197		—	—	197
Total comprehensive income	—	—		—	2,257		(957)	—	1,300
Issuance of Series L preferred stock	583	—		—	—	—	—	—	583
Redemption of Series G preferred stock	(400)	—		—	—		—	—	(400)
Preferred stock cash dividends	—	—		—	(120)		—	—	(120)
Purchases of treasury stock	—	—		—	—		—	(2,038)	(2,038)
Stock-based compensation transactions, net	—	—		(27)	(2)		—	149	120
Common stock cash dividends — $4.50 per share	—	—		—	(660)		—	—	(660)
Balance — September 30, 2026	$3,017	$90		$9,984	$22,554		$(680)	$(6,806)	$28,159

Three Months Ended September 30, 2025
Balance — July 1, 2025	$2,394	$90		$9,982	$19,870		$215	$(4,026)	$28,525
Total comprehensive income	—	—		—	792		62	—	854
Preferred stock cash dividends	—	—		—	(36)		—	—	(36)
Purchases of treasury stock	—	—		—	—		—	(409)	(409)
Stock-based compensation transactions, net	—	—		14	—		—	14	28
Common stock cash dividends — $1.50 per share	—	—		—	(234)		—	—	(234)
Balance — September 30, 2025	$2,394	$90		$9,996	$20,392		$277	$(4,421)	$28,728

Nine Months Ended September 30, 2025
Balance — January 1, 2025	$2,394	$90		$9,999	$19,079		$(164)	$(2,371)	$29,027
Total comprehensive income	—	—		—	2,092		441	—	2,533
Preferred stock cash dividends	—	—		—	(107)		—	—	(107)
Purchases of treasury stock	—	—		—	—		—	(2,151)	(2,151)
Stock-based compensation transactions, net	—	—		(3)	(2)		—	101	96
Common stock cash dividends — $4.20 per share	—	—		—	(670)		—	—	(670)
Balance — September 30, 2025	$2,394	$90		$9,996	$20,392		$277	$(4,421)	$28,728
__________________________________________________________________________________
(a)As described in notes 1 and 13, effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value.
See accompanying notes to financial statements.

Notes to Financial Statements (Unaudited)

1. Significant accounting policies
`
The consolidated interim financial statements of the Company were prepared in accordance with GAAP and with instructions for Form 10-Q and Article 10 Regulation S-X. The financial statements contain all adjustments which are, in the opinion of management, necessary for a fair statement of the Company's financial position, results of operations and cash flows for the interim periods presented. The consolidated interim financial statements should be read in conjunction with the consolidated financial statements included in the Company's 2025 Annual Report.
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in Mortgage banking revenues in the Consolidated Statement of Income. As a result, amortization associated with residential mortgage loan servicing right assets previously recognized in Other costs of operations in the Consolidated Statement of Income before 2026 is no longer recorded. Instead, beginning in 2026 fair value changes in residential mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in Mortgage banking revenues. The accounting election resulted in an increase to capitalized servicing assets, included in Accrued interest and other assets in the Consolidated Balance Sheet, of $263 million and a corresponding after-tax increase to Retained earnings of $197 million. On December 31, 2025, the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate and other derivative contracts, for which changes in fair value are reflected in Mortgage banking revenues in the Consolidated Statement of Income for the three and nine months ended September 30, 2026.
The Company has elected the fair value option for certain residential and commercial real estate loans originated for sale on or after July 1, 2026. Prior to that date the carrying value of hedged real estate loans held for sale included changes in their estimated fair value during the hedge period. The changes in fair value for such loans are recorded in Mortgage banking revenues in the Company's Consolidated Statement of Income.
Basis of presentation
Effective for the third quarter of 2026, the Company made certain changes and reclassifications to its Consolidated Statement of Income and began separately presenting loans held for sale from loans held for investment in its Consolidated Balance Sheet. A description of the changes and reclassifications to the Company's Consolidated Statement of Income follows.
•Trust and investment services income is primarily comprised of Trust income and Brokerage services income, which were previously reported as separate Other income categories.
•There were no changes to Mortgage banking revenues.
•Service charges on deposit accounts excludes debit card interchange revenues.
•Card revenues is primarily comprised of credit card interchange and merchant discount revenue previously included in Other revenues from operations and debit card interchange revenues previously included in Service charges on deposit accounts.
•Letter of credit and credit-related fees were previously included in Other revenues from operations.
•Capital markets and advisory revenues include a former category, Trading account and other non-hedging derivative gains, as well as loan syndication, underwriting and advisory fees previously included in Other revenues from operations.
•There were no changes to Gain (loss) on bank investment securities.
•Other revenues from operations continues to include bank owned life insurance revenue, equipment operating lease income, distributions from M&T's investment in BLG and other fees and revenues.
All periods presented herein reflect these changes.

1. Significant accounting policies, continued
Consolidated Statement of Cash Flows
For purposes of this statement, Cash and due from banks and federal funds sold are considered Cash and cash equivalents. Effective for the year ended December 31, 2025, the Company changed its accounting policy to also include Interest-bearing deposits at banks, which are primarily comprised of interest-bearing deposits at the FRB of New York, as Cash and cash equivalents. The Company considers such deposits to be an immediate source of funds in its liquidity management processes and therefore considers the accounting policy election preferable. Prior period amounts in the Consolidated Statement of Cash Flows have been adjusted to reflect this change in accounting policy as summarized in the following table.

	Nine Months Ended September 30, 2025
(Dollars in millions)	Previously Reported	Adjusted
Net change in interest-bearing deposits at banks	$2,122	$—
Net cash from investing activities	(2,984)	(5,106)
Net change in cash, cash equivalents and restricted cash	41	(2,081)
Cash, cash equivalents and restricted cash at beginning of period	1,909	20,782
Cash, cash equivalents and restricted cash at end of period	1,950	18,701
Recent accounting developments
The following table provides a description of accounting standards that were adopted by the Company in the nine-month period ended September 30, 2026 as well as standards that were not yet effective at September 30, 2026 that could have an impact to M&T's consolidated financial statements upon adoption.

Standard	Description	Required date of adoption	Effect on consolidated financial statements
Standards adopted in the nine-month period ended September 30, 2026
Improvements to the accounting for purchased loans	The standard expands the population of acquired financial assets accounted for using a gross-up approach which records an initial allowance for credit losses through an adjustment to the initial amortized cost basis. Acquired loans (excluding credit cards) are deemed purchased seasoned loans and accounted for using the gross-up approach upon acquisition if criteria established by the new guidance are met. All non-purchased credit deteriorated loans (excluding credit cards) that are acquired in a business combination are deemed seasoned.	January 1, 2027 (Early adoption permitted)	Effective January 1, 2026, the Company prospectively adopted the amended guidance, which did not have a material impact on its consolidated financial statements for the three-month and nine-month periods ended September 30, 2026.
Standards not yet adopted as of September 30, 2026
Income Statement - Expense disaggregation disclosures	The standard requires disclosure in the notes to financial statements of specified information about certain cost and expense captions on the income statement.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Hedge accounting improvements	The amendment expands the hedged risks permitted to be aggregated in a group of individual forecasted transactions in a cash flow hedge by changing the requirement to designate a group of individual forecasted transactions from having a shared risk exposure to having a similar risk exposure. The amendment also provides a model to facilitate the application of cash flow hedge accounting to forecasted interest payments on variable rate debt instruments that permit the borrower to change the interest rate index. The amendment also modifies certain other hedge accounting rules.	January 1, 2027 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.
Targeted improvements to the accounting for internal-use software	The standard eliminates the concept of a software development project stage such that the guidance is agnostic to different software development methods and introduces a new threshold for cost capitalization. The standard also provides factors to consider when determining whether significant development uncertainty exists.	January 1, 2028 (Early adoption permitted)	The Company does not expect the guidance will have a material impact on its consolidated financial statements.

2. Divestitures
In September 2025 the Company received an earnout payment of $28 million related to the Company's sale of its CIT business in 2023. That distribution has been included in Other revenues from operations in the Company's Consolidated Statement of Income for the three-month and nine-month periods ended September 30, 2025.
In May 2025 the Company sold Wilmington Trust SP Services Inc., a subsidiary that specialized in institutional services, to a third party. The transaction resulted in a gain of $10 million that has been included in Other revenues from operations in the Company's Consolidated Statement of Income for the nine-month period ended September 30, 2025. The revenues and expenses of that subsidiary were not material to the Company's consolidated results of operations for the nine months ended September 30, 2025.
3. Investment securities
In July 2026 the Company transferred residential mortgage-backed securities with a fair value of $8.3 billion from the available-for-sale portfolio to the held-to-maturity portfolio with gross unrealized gains of $32 million and gross unrealized losses of $24 million at the time of transfer. Those transfers reflect the Company's ability and intent to hold these investment securities until maturity and to reduce the impact of future fluctuations in their fair value on accumulated other comprehensive income (loss). The net unrealized gain that existed on the transfer dates will continue to be reported as a component of accumulated other comprehensive income (loss) and will be accreted to interest income over the remaining lives of the respective investment securities.

3. Investment securities, continued
The amortized cost and fair value of investment securities were as follows.

(Dollars in millions)	Amortized Cost (a)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
September 30, 2026
Investment securities available for sale:
U.S. Treasury	$3,532	$1	$19	$3,514
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,719	—	117	4,602
Residential	8,982	—	610	8,372
Other	1	—	—	1
	17,234	1	746	16,489
Investment securities held to maturity:
U.S. Treasury	399	—	2	397
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	1,982	—	158	1,824
Residential	15,863	—	1,217	14,646
Privately issued	27	9	—	36
State and political subdivisions	1,923	—	155	1,768
Other	1	—	—	1
	20,195	9	1,532	18,672
Total debt securities	$37,429	$10	$2,278	$35,161
Equity and other securities:
Readily marketable equity — at fair value	$278	$4	$3	$279
Other — at cost	931	—	—	931
Total equity and other securities	$1,209	$4	$3	$1,210

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$6,302	$43	$2	$6,343
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,738	79	1	4,816
Residential	11,953	148	59	12,042
Other	1	—	—	1
	22,994	270	62	23,202
Investment securities held to maturity:
U.S. Treasury	445	—	4	441
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	2,007	—	74	1,933
Residential	7,816	10	619	7,207
Privately issued	32	12	—	44
State and political subdivisions	2,129	—	40	2,089
Other	1	—	—	1
	12,430	22	737	11,715
Total debt securities	$35,424	$292	$799	$34,917
Equity and other securities:
Readily marketable equity — at fair value	$280	$3	$2	$281
Other — at cost	736	—	—	736
Total equity and other securities	$1,016	$3	$2	$1,017
__________________________________________________________________________________
(a)Amortized cost balances of debt securities exclude accrued interest receivable of $166 million and $187 million at September 30, 2026 and December 31, 2025, respectively, which is included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.

3. Investment securities, continued
A summary of debt investment securities that as of September 30, 2026 and December 31, 2025 had been in a continuous unrealized loss position for less than twelve months and those that had been in a continuous unrealized loss position for twelve months or longer follows.

	Less Than 12 Months		12 Months or More		Total
(Dollars in millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
September 30, 2026
Investment securities available for sale:
U.S. Treasury	$2,789	$19	$—	$—	$2,789	$19
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,601	117	1	—	4,602	117
Residential	7,394	518	962	92	8,356	610
Other	—	—	1	—	1	—
	14,784	654	964	92	15,748	746
Investment securities held to maturity:
U.S. Treasury	—	—	397	2	397	2
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	263	15	1,561	143	1,824	158
Residential	9,908	343	4,733	874	14,641	1,217
Privately issued	—	—	1	—	1	—
State and political subdivisions	608	31	1,060	124	1,668	155
	10,779	389	7,752	1,143	18,531	1,532
Total	$25,563	$1,043	$8,716	$1,235	$34,279	$2,278

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$—	$—	$185	$2	$185	$2
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	174	1	65	—	239	1
Residential	488	2	1,303	57	1,791	59
Other	—	—	1	—	1	—
	662	3	1,554	59	2,216	62
Investment securities held to maturity:
U.S. Treasury	—	—	391	4	391	4
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	28	—	1,840	74	1,868	74
Residential	139	1	6,287	618	6,426	619
Privately issued	2	—	—	—	2	—
State and political subdivisions	13	—	1,866	40	1,879	40
	182	1	10,384	736	10,566	737
Total	$844	$4	$11,938	$795	$12,782	$799

3. Investment securities, continued
The Company owned 3,847 individual debt securities with aggregate gross unrealized losses of $2.3 billion at September 30, 2026. Based on a review of each of the securities in the investment securities portfolio at September 30, 2026, including security type and issuer credit quality, the Company concluded that it expected to recover the amortized cost basis of its investment. As of September 30, 2026, the Company does not intend to sell nor is it anticipated that it would be required to sell any of its impaired investment securities at a loss. The Company estimated no material allowance for credit losses for its investment securities at September 30, 2026 or December 31, 2025. At September 30, 2026, the Company has not identified events or changes in circumstances which may have a significant adverse effect on the fair value of the $931 million of cost method equity securities.
At September 30, 2026, the amortized cost and fair value of debt securities by contractual maturity were as follows.

(Dollars in millions)	Amortized Cost	Fair Value
Debt securities available for sale:
Due in one year or less	$2,219	$2,214
Due after one year through five years	1,220	1,209
Due after five years through ten years	94	92
Due after ten years	—	—
	3,533	3,515
Mortgage-backed securities	13,701	12,974
	$17,234	$16,489
Debt securities held to maturity:
Due in one year or less	$422	$421
Due after one year through five years	414	404
Due after five years through ten years	1,102	1,025
Due after ten years	385	316
	2,323	2,166
Mortgage-backed securities	17,872	16,506
	$20,195	$18,672
A summary of gross realized gains and gross realized losses from the sale of available-for-sale investment securities for the three-month and nine-month periods ended September 30, 2026 and 2025 follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2026	2025	2026	2025
Gross realized gains	$—	$—	$6	$—
Gross realized losses	—	—	(2)	—
Net realized gains	$—	$—	$4	$—
At September 30, 2026 and December 31, 2025, investment securities with carrying values of $5.6 billion (including $77 million related to repurchase transactions) and $5.3 billion (including $67 million related to repurchase transactions), respectively, were pledged to secure outstanding borrowings, lines of credit and governmental deposits.

4. Loans and allowance for loan losses
A summary of current, past due and nonaccrual loans as of September 30, 2026 and December 31, 2025 follows.

(Dollars in millions)	Current	30-89 Days Past Due	Accruing Loans Past Due 90 Days or More	Nonaccrual	Total (a) (b)
September 30, 2026
Commercial and industrial	$65,522	$232	$2	$617	$66,373
Real estate:
Commercial	21,877	84	2	258	22,221
Residential builder and developer	103	—	—	—	103
Other commercial construction	3,174	28	—	35	3,237
Residential (c)	23,845	637	556	263	25,301
Consumer:
Home equity lines and loans (c)	4,881	34	—	76	4,991
Recreational finance	15,012	124	—	34	15,170
Automobile	4,795	66	—	10	4,871
Other	2,439	35	10	5	2,489
Total	$141,648	$1,240	$570	$1,298	$144,756

December 31, 2025
Commercial and industrial	$62,484	$390	$5	$527	$63,406
Real estate:
Commercial	19,021	364	3	320	19,708
Residential builder and developer	69	—	—	—	69
Other commercial construction	3,436	109	—	13	3,558
Residential (c)	22,971	655	543	264	24,433
Consumer:
Home equity lines and loans (c)	4,690	35	—	82	4,807
Recreational finance	13,946	116	—	30	14,092
Automobile	5,097	59	—	11	5,167
Other	2,357	23	10	5	2,395
Total	$134,071	$1,751	$561	$1,252	$137,635
__________________________________________________________________________________
(a)Balances include net discounts, comprised of unamortized premiums, discounts and net deferred loan fees and costs of $258 million and $274 million at September 30, 2026 and December 31, 2025, respectively.
(b)Balances exclude accrued interest receivable of $635 million and $625 million at September 30, 2026 and December 31, 2025, respectively, which is included in Accrued interest and other assets in the Consolidated Balance Sheet.
(c)There were $187 million and $182 million at September 30, 2026 and December 31, 2025, respectively, of loans secured by residential real estate that were in the process of foreclosure. At September 30, 2026, approximately 60% of those residential real estate loans in the process of foreclosure were government guaranteed.
As further described in notes 5 and 12, loans totaling $3.5 billion and $2.1 billion at September 30, 2026 and December 31, 2025, respectively, were held in special purpose trusts to settle the obligations of certain asset-backed notes issued by those trusts which have been included in the Company's consolidated financial statements. The Company has also pledged loans to secure outstanding borrowings and available lines of credit from the FHLB and the FRB of New York at September 30, 2026 and December 31, 2025 as summarized in the following table.

(Dollars in billions)	September 30, 2026	December 31, 2025
Commercial and industrial	$23.5	$20.7
Commercial real estate	13.4	13.4
Residential real estate	20.3	19.5
Consumer	18.0	18.2

4. Loans and allowance for loan losses, continued
Credit quality indicators
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. The following table summarizes the loan grades applied at September 30, 2026 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans and gross charge-offs for those types of loans for the nine-month period ended September 30, 2026 by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2026	2025	2024	2023	2022	Prior
Commercial and industrial:
Pass	$9,418	$7,813	$5,023	$2,901	$2,992	$5,698	$28,830	$97	$62,772
Criticized accrual	89	279	421	371	246	264	1,280	34	2,984
Criticized nonaccrual	8	50	52	77	69	191	150	20	617
Total commercial and industrial	$9,515	$8,142	$5,496	$3,349	$3,307	$6,153	$30,260	$151	$66,373
Gross charge-offs nine months ended September 30, 2026	$3	$18	$43	$24	$11	$16	$44	$—	$159
Real estate:
Commercial:
Pass	$4,837	$3,182	$403	$1,556	$1,664	$8,413	$278	$—	$20,333
Criticized accrual	2	75	9	116	236	1,192	—	—	1,630
Criticized nonaccrual	—	—	—	24	22	212	—	—	258
Total commercial real estate	$4,839	$3,257	$412	$1,696	$1,922	$9,817	$278	$—	$22,221
Gross charge-offs nine months ended September 30, 2026	$—	$—	$—	$9	$2	$23	$—	$—	$34
Residential builder and developer:
Pass	$43	$17	$2	$—	$—	$4	$34	$—	$100
Criticized accrual	—	—	—	—	3	—	—	—	3
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$43	$17	$2	$—	$3	$4	$34	$—	$103
Gross charge-offs nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$—	$—
Other commercial construction:
Pass	$397	$673	$239	$699	$381	$158	$85	$—	$2,632
Criticized accrual	—	—	8	151	254	157	—	—	570
Criticized nonaccrual	—	—	—	—	7	28	—	—	35
Total other commercial construction	$397	$673	$247	$850	$642	$343	$85	$—	$3,237
Gross charge-offs nine months ended September 30, 2026	$—	$—	$—	$—	$—	$1	$—	$—	$1

4. Loans and allowance for loan losses, continued
The Company considers repayment performance a significant indicator of credit quality for its residential real estate loan and consumer loan portfolios. A summary of loans in accrual and nonaccrual status at September 30, 2026 for the various classes of the Company’s residential real estate loans and consumer loans and gross charge-offs for those types of loans for the nine-month period ended September 30, 2026 by origination year follows.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2026	2025	2024	2023	2022	Prior
Residential real estate:
Current	$2,801	$3,051	$1,567	$977	$3,821	$11,491	$137	$—	$23,845
30-89 days past due	7	6	8	84	109	423	—	—	637
Accruing loans past due 90 days or more	1	8	10	25	123	389	—	—	556
Nonaccrual	—	3	4	11	47	198	—	—	263
Total residential real estate	$2,809	$3,068	$1,589	$1,097	$4,100	$12,501	$137	$—	$25,301
Gross charge-offs nine months ended September 30, 2026	$—	$—	$—	$—	$—	$3	$—	$—	$3
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$—	$64	$3,539	$1,278	$4,881
30-89 days past due	—	—	—	—	—	2	—	32	34
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	1	73	76
Total home equity lines and loans	$—	$—	$—	$—	$—	$68	$3,540	$1,383	$4,991
Gross charge-offs nine months ended September 30, 2026	$—	$—	$—	$—	$—	$—	$—	$4	$4
Recreational finance:
Current	$3,385	$3,361	$2,533	$1,438	$1,439	$2,856	$—	$—	$15,012
30-89 days past due	10	14	21	19	19	41	—	—	124
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	4	6	9	4	10	—	—	34
Total recreational finance	$3,396	$3,379	$2,560	$1,466	$1,462	$2,907	$—	$—	$15,170
Gross charge-offs nine months ended September 30, 2026	$3	$17	$29	$23	$20	$41	$—	$—	$133
Automobile:
Current	$1,242	$1,495	$1,209	$375	$288	$186	$—	$—	$4,795
30-89 days past due	6	14	20	11	8	7	—	—	66
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	1	2	2	1	1	3	—	—	10
Total automobile	$1,249	$1,511	$1,231	$387	$297	$196	$—	$—	$4,871
Gross charge-offs nine months ended September 30, 2026	$1	$9	$12	$8	$4	$3	$—	$—	$37
Other:
Current	$256	$211	$101	$55	$34	$33	$1,748	$1	$2,439
30-89 days past due	3	2	2	1	1	—	25	1	35
Accruing loans past due 90 days or more	—	—	—	—	—	—	10	—	10
Nonaccrual	2	1	1	—	—	1	—	—	5
Total other	$261	$214	$104	$56	$35	$34	$1,783	$2	$2,489
Gross charge-offs nine months ended September 30, 2026	$10	$11	$6	$3	$1	$1	$53	$—	$85
Total loans at September 30, 2026	$22,509	$20,261	$11,641	$8,901	$11,768	$32,023	$36,117	$1,536	$144,756
Total gross charge-offs for the nine months ended September 30, 2026	$17	$55	$90	$67	$38	$88	$97	$4	$456

4. Loans and allowance for loan losses, continued
The following table summarizes the loan grades applied at December 31, 2025 to the various classes of the Company’s commercial and industrial loans and commercial real estate loans by origination year.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans
(Dollars in millions)	2025	2024	2023	2022	2021	Prior			Total
Commercial and industrial:
Pass	$9,320	$6,640	$4,075	$4,086	$2,203	$5,059	$28,124	$95	$59,602
Criticized accrual	216	337	479	390	116	348	1,355	36	3,277
Criticized nonaccrual	8	49	72	65	25	155	136	17	527
Total commercial and industrial	$9,544	$7,026	$4,626	$4,541	$2,344	$5,562	$29,615	$148	$63,406
Real estate:
Commercial:
Pass	$3,273	$400	$1,535	$1,681	$1,121	$8,970	$367	$—	$17,347
Criticized accrual	—	29	283	244	80	1,404	1	—	2,041
Criticized nonaccrual	24	—	4	25	49	218	—	—	320
Total commercial real estate	$3,297	$429	$1,822	$1,950	$1,250	$10,592	$368	$—	$19,708
Residential builder and developer:
Pass	$9	$1	$2	$2	$—	$5	$38	$—	$57
Criticized accrual	—	—	—	12	—	—	—	—	12
Criticized nonaccrual	—	—	—	—	—	—	—	—	—
Total residential builder and developer	$9	$1	$2	$14	$—	$5	$38	$—	$69
Other commercial construction:
Pass	$313	$221	$1,031	$606	$63	$198	$45	$—	$2,477
Criticized accrual	—	8	251	493	136	174	6	—	1,068
Criticized nonaccrual	—	—	—	8	1	4	—	—	13
Total other commercial construction	$313	$229	$1,282	$1,107	$200	$376	$51	$—	$3,558

4. Loans and allowance for loan losses, continued
A summary of loans in accrual and nonaccrual status at December 31, 2025 for the various classes of the Company’s residential real estate loans and consumer loans by origination year follows.

	Term Loans by Origination Year						Revolving Loans	Revolving Loans Converted to Term Loans	Total
(Dollars in millions)	2025	2024	2023	2022	2021	Prior
Residential real estate:
Current	$3,330	$1,797	$1,188	$4,040	$3,433	$9,056	$127	$—	$22,971
30-89 days past due	8	11	19	117	93	407	—	—	655
Accruing loans past due 90 days or more	1	8	21	126	90	297	—	—	543
Nonaccrual	—	4	3	40	19	197	1	—	264
Total residential real estate	$3,339	$1,820	$1,231	$4,323	$3,635	$9,957	$128	$—	$24,433
Consumer:
Home equity lines and loans:
Current	$—	$—	$—	$—	$1	$76	$3,362	$1,251	$4,690
30-89 days past due	—	—	—	—	—	2	—	33	35
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	—	—	—	—	—	2	1	79	82
Total home equity lines and loans	$—	$—	$—	$—	$1	$80	$3,363	$1,363	$4,807
Recreational finance:
Current	$4,081	$3,052	$1,729	$1,673	$1,345	$2,066	$—	$—	$13,946
30-89 days past due	10	20	25	17	15	29	—	—	116
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	5	6	4	4	9	—	—	30
Total recreational finance	$4,093	$3,077	$1,760	$1,694	$1,364	$2,104	$—	$—	$14,092
Automobile:
Current	$1,933	$1,690	$561	$473	$336	$104	$—	$—	$5,097
30-89 days past due	8	17	13	10	7	4	—	—	59
Accruing loans past due 90 days or more	—	—	—	—	—	—	—	—	—
Nonaccrual	2	3	1	2	2	1	—	—	11
Total automobile	$1,943	$1,710	$575	$485	$345	$109	$—	$—	$5,167
Other:
Current	$312	$155	$89	$56	$42	$22	$1,680	$1	$2,357
30-89 days past due	3	2	1	1	—	—	15	1	23
Accruing loans past due 90 days or more	—	—	—	—	—	—	10	—	10
Nonaccrual	2	1	1	—	—	1	—	—	5
Total other	$317	$158	$91	$57	$42	$23	$1,705	$2	$2,395
Total loans at December 31, 2025	$22,855	$14,450	$11,389	$14,171	$9,181	$28,808	$35,268	$1,513	$137,635

4. Loans and allowance for loan losses, continued
Allowance for loan losses
For purposes of determining the level of the allowance for loan losses, the Company evaluates its portfolios by loan type. Changes in the allowance for loan losses and the reserve for unfunded credit commitments for the three-month and nine-month periods ended September 30, 2026 and 2025 were as follows.

	Allowance for Loan Losses					Reserve for Unfunded Credit Commitments (a)
	Commercial and Industrial	Real Estate
(Dollars in millions)		Commercial	Residential	Consumer	Total
Three Months Ended September 30, 2026
Beginning balance	$832	$408	$100	$836	$2,176	$95
Provision for credit losses	76	(25)	(3)	82	130	5
Net charge-offs:
Charge-offs	(74)	(2)	—	(89)	(165)	—
Recoveries	8	2	1	27	38	—
Net charge-offs	(66)	—	1	(62)	(127)	—
Other	—	—	—	—	—	(7)
Ending balance	$842	$383	$98	$856	$2,179	$93

Three Months Ended September 30, 2025
Beginning balance	$793	$544	$110	$750	$2,197	$80
Provision for credit losses	82	(47)	(3)	78	110	15
Net charge-offs:
Charge-offs	(89)	(22)	(1)	(78)	(190)	—
Recoveries	17	1	1	25	44	—
Net charge-offs	(72)	(21)	—	(53)	(146)	—
Ending balance	$803	$476	$107	$775	$2,161	$95

Nine Months Ended September 30, 2026
Beginning balance	$771	$472	$100	$773	$2,116	$80
Provision for credit losses	182	(66)	(4)	263	375	20
Net charge-offs:
Charge-offs	(159)	(35)	(3)	(259)	(456)	—
Recoveries	48	12	5	79	144	—
Net charge-offs	(111)	(23)	2	(180)	(312)	—
Other	—	—	—	—	—	(7)
Ending balance	$842	$383	$98	$856	$2,179	$93

Nine Months Ended September 30, 2025
Beginning balance	$769	$599	$108	$708	$2,184	$60
Provision for credit losses	173	(60)	(1)	233	345	35
Net charge-offs:
Charge-offs	(196)	(69)	(4)	(237)	(506)	—
Recoveries	57	6	4	71	138	—
Net charge-offs	(139)	(63)	—	(166)	(368)	—
Ending balance	$803	$476	$107	$775	$2,161	$95
__________________________________________________________________________________
(a)Further information about unfunded credit commitments is included in note 14.

4. Loans and allowance for loan losses, continued
Despite the allocation in the preceding tables, the allowance for loan losses is general in nature and is available to absorb losses from any loan or lease type. In determining the allowance for loan losses, accruing loans with similar risk characteristics are evaluated collectively, generally through the use of statistically developed credit models or other quantitative methodologies. The statistically developed models project principal balances over the remaining contractual lives of the loan portfolios and determine estimated credit losses through a reasonable and supportable forecast period. Individual loan credit quality indicators, including loan grade and borrower repayment performance, can inform the models, which have been statistically developed based on historical correlations of credit losses with prevailing economic metrics, including unemployment, GDP and real estate prices. Model forecasts may be adjusted for inherent limitations or biases that have been identified through independent validation and back-testing of model performance to actual realized results. At each of September 30, 2026 and December 31, 2025, the Company utilized a reasonable and supportable forecast period of two years. Subsequent to this forecast period the Company reverted, ratably over a one-year period, to historical loss experience to inform its estimate of losses for the remaining contractual life of each portfolio. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in its economic forecasts, geopolitical conditions and other risk factors that might influence its loss estimation process.
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

4. Loans and allowance for loan losses, continued
Information with respect to loans that were considered nonaccrual at the beginning and end of the reporting period and the interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2026 and 2025 follows.

	Amortized Cost with Allowance	Amortized Cost without Allowance	Total	Amortized Cost		Interest Income Recognized
(Dollars in millions)	September 30, 2026			July 1, 2026	January 1, 2026	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Commercial and industrial	$513	$104	$617	$570	$527	$5	$20
Real estate:
Commercial	207	51	258	216	320	1	10
Residential builder and developer	—	—	—	—	—	—	—
Other commercial construction	28	7	35	36	13	—	—
Residential	114	149	263	262	264	3	9
Consumer:
Home equity lines and loans	38	38	76	77	82	2	5
Recreational finance	20	14	34	33	30	—	1
Automobile	7	3	10	10	11	—	—
Other	5	—	5	4	5	—	—
Total	$932	$366	$1,298	$1,208	$1,252	$11	$45
	September 30, 2025			July 1, 2025	January 1, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commercial and industrial	$652	$108	$760	$787	$696	$8	$20
Real estate:
Commercial	217	144	361	376	468	11	28
Residential builder and developer	—	—	—	1	2	—	—
Other commercial construction	13	8	21	23	66	2	2
Residential	105	145	250	265	279	4	11
Consumer:
Home equity lines and loans	37	40	77	75	81	2	6
Recreational finance	20	9	29	25	31	—	—
Automobile	8	2	10	9	12	—	—
Other	4	—	4	12	55	—	—
Total	$1,056	$456	$1,512	$1,573	$1,690	$27	$67

4. Loans and allowance for loan losses, continued
Loan modifications
Loan modifications typically consist of extensions of maturity dates but may also include other modified terms such as payment deferrals and interest rate reductions. The tables that follow summarize the Company’s loan modification activities to borrowers experiencing financial difficulty for the three-month and nine-month periods ended September 30, 2026 and 2025.

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other	Combination of Modification Types	Total (b) (c)	Percent of Total Loan Class
Three Months Ended September 30, 2026
Commercial and industrial	$64	$5	$23	$92	.14%
Real estate:
Commercial	128	—	1	129	.58
Residential builder and developer	—	—	—	—	—
Other commercial construction	80	—	—	80	2.47
Residential	40	3	16	59	.23
Consumer:
Home equity lines and loans	—	—	1	1	.01
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$312	$8	$41	$361	.25%

Nine Months Ended September 30, 2026
Commercial and industrial	$162	$8	$76	$246	.37%
Real estate:
Commercial	338	8	88	434	1.95
Residential builder and developer	—	—	—	—	—
Other commercial construction	287	—	4	291	9.00
Residential	93	8	36	137	.54
Consumer:
Home equity lines and loans	—	—	2	2	.04
Recreational finance	—	—	—	—	—
Automobile	—	—	—	—	—
Other	8	—	—	8	.32
Total	$888	$24	$206	$1,118	.77%
__________________________________________________________________________________
(a)As of the respective period end.
(b)Includes approximately $53 million and $114 million of loans guaranteed by government-related entities (primarily first lien residential mortgage loans) for the three-month and nine-month periods ended September 30, 2026, respectively.
(c)Excludes unfunded commitments to extend credit totaling $6 million and $48 million for the three-month and nine-month periods ended September 30, 2026, respectively.

4. Loans and allowance for loan losses, continued

	Amortized Cost (a)
(Dollars in millions)	Term Extension	Other	Combination of Modification Types	Total (b) (c)	Percent of Total Loan Class
Three Months Ended September 30, 2025
Commercial and industrial	$12	$85	$3	$100	.16%
Real estate:
Commercial	130	—	26	156	.79
Residential builder and developer	—	—	—	—	—
Other commercial construction	52	—	—	52	1.33
Residential	36	—	10	46	.19
Consumer:
Home equity lines and loans	—	—	1	1	—
Recreational finance	1	—	—	1	—
Automobile	—	—	—	—	—
Other	—	—	—	—	—
Total	$231	$85	$40	$356	.26%

Nine Months Ended September 30, 2025
Commercial and industrial	$104	$90	$81	$275	.44%
Real estate:
Commercial	324	—	26	350	1.77
Residential builder and developer	—	—	—	—	—
Other commercial construction	272	—	—	272	6.98
Residential	100	4	22	126	.52
Consumer:
Home equity lines and loans	—	—	1	1	.02
Recreational finance	1	—	—	1	—
Automobile	—	—	—	—	—
Other	10	—	—	10	.43
Total	$811	$94	$130	$1,035	.76%
__________________________________________________________________________________
(a)As of the respective period end.
(b)Includes approximately $40 million and $109 million of loans guaranteed by government-related entities (primarily first lien residential mortgage loans) for the three-month and nine-month periods ended September 30, 2025, respectively.
(c)Excludes unfunded commitments to extend credit totaling $53 million and $89 million for the three-month and nine-month periods ended September 30, 2025, respectively.
The financial effects of the modifications on the weighted-average remaining term of modified loans for the three-month and nine-month periods ended September 30, 2026 and 2025 are summarized in the following table.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In years)	2026	2025	2026	2025
Increase to weighted-average remaining term
Commercial and industrial	1.3	0.3	1.7	0.7
Real estate:
Commercial (a)	0.9	0.7	1.2	0.8
Residential	10.1	9.9	10.5	10.1
__________________________________________________________________________________
(a)Inclusive of residential builder and developer loans and other commercial construction loans.

4. Loans and allowance for loan losses, continued
The following table summarizes the payment status, at September 30, 2026 and 2025, of loans to borrowers experiencing financial difficulty that were modified during the twelve-month periods ended September 30, 2026 and 2025, respectively.

	Amortized Cost (a)
(Dollars in millions)	Current	30-89 Days Past Due	Past Due 90 Days or More	Total
Twelve Months Ended September 30, 2026
Commercial and industrial	$217	$41	$15	$273
Real estate:
Commercial	439	9	74	522
Residential builder and developer	—	—	—	—
Other commercial construction	289	27	—	316
Residential (b)	130	40	42	212
Consumer:
Home equity lines and loans	3	—	—	3
Recreational finance	—	—	—	—
Automobile	—	—	—	—
Other	3	8	—	11
Total	$1,081	$125	$131	$1,337

Twelve Months Ended September 30, 2025
Commercial and industrial	$137	$60	$98	$295
Real estate:
Commercial	328	118	1	447
Residential builder and developer	—	—	—	—
Other commercial construction	337	—	—	337
Residential (b)	76	43	44	163
Consumer:
Home equity lines and loans	1	—	—	1
Recreational finance	1	—	—	1
Automobile	1	—	—	1
Other	10	—	—	10
Total	$891	$221	$143	$1,255
__________________________________________________________________________________
(a) At the respective period end.
(b) Includes loans guaranteed by government-related entities classified as 30 to 89 days past due of $34 million and $37 million and as past due 90 days or more of $36 million and $41 million at September 30, 2026 and 2025, respectively.
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

5. Borrowings

The following table summarizes the Company's short-term and long-term borrowings at September 30, 2026 and December 31, 2025.

(Dollars in millions)	September 30, 2026	December 31, 2025
Short-term borrowings
Repurchase agreements	$73	$49
Advances from FHLB	6,300	2,100
Total short-term borrowings	$6,373	$2,149

Long-term borrowings
Senior notes — M&T	$5,320	$5,583
Senior notes — M&T Bank	3,143	1,946
Advances from FHLB	2	3
Subordinated notes — M&T	1,236	747
Subordinated notes — M&T Bank	489	489
Junior subordinated debentures — M&T (a)	404	403
Asset-backed notes (a)	3,044	1,730
Other	10	10
Total long-term borrowings	$13,648	$10,911
__________________________________________________________________________________
(a) Further information about Junior Subordinated Debentures and asset-backed note financing transactions is provided in note 12.
In October 2026, M&T Bank issued $850 million of senior unsecured notes that mature in January 2030 and pay a fixed rate of 5.481% semi-annually until January 2029 which, unless redeemed by M&T Bank at that time, will reset to SOFR plus 0.81% until maturity. Also in October 2026, M&T Bank issued $350 million of senior unsecured notes that mature in January 2030, pay a floating rate of SOFR plus 0.82% quarterly and are redeemable at the Company's option beginning in January 2029. In April 2026, M&T issued $500 million of subordinated notes that mature in April 2036 and pay a fixed rate of 5.295% semi-annually until April 2031 which, unless redeemed by M&T at that time, will reset to the U.S. Treasury rate for a five year maturity plus 1.38% until maturity. In April and May 2026, M&T Bank issued a combined $1.2 billion of senior unsecured notes that mature in April 2030 and pay a fixed rate of 4.548% semi-annually until April 2029 which, unless redeemed by M&T Bank at that time, will reset to SOFR plus 0.94% until maturity.
At September 30, 2026, M&T Bank had borrowing facilities available with the FHLB of New York whereby M&T Bank could borrow up to approximately $19.8 billion, of which $6.3 billion was outstanding at September 30, 2026. Additionally, M&T Bank had an available line of credit with the FRB of New York totaling approximately $27.0 billion at September 30, 2026. M&T Bank is required to pledge loans and investment securities as collateral for these borrowing facilities and could increase the availability under such facilities by pledging additional assets.

6. Shareholders' equity
M&T is authorized to issue 20,000,000 shares of preferred stock with a $1.00 par value per share. Preferred shares outstanding rank senior to common shares both as to dividends and liquidation preference, but have no general voting rights. Notwithstanding M&T’s option to redeem the shares, if an event occurs such that the shares no longer qualify as Tier 1 capital, M&T may redeem all of the shares within 90 days following that occurrence. Issued and outstanding preferred stock of M&T as of September 30, 2026 and December 31, 2025 is presented below.

(Dollars in millions, except per share)	Shares Issued and Outstanding		Liquidation Preference Per Share	Issuance Date	Earliest Redemption Date	Annual Dividend Rate	Carrying Amount		Dividends Per Share
									Three Months Ended September 30,		Nine Months Ended September 30,
Series	September 30, 2026	December 31, 2025					September 30, 2026	December 31, 2025	2026	2025	2026	2025
Series F (a)	50,000	50,000	$10,000	10/28/2016	11/1/2026	5.125%	$500	$500	$128.13	$128.13	$384.38	$384.38
Series G (b)	—	40,000	10,000	—	—	—	—	400	—	182.60	182.60	547.80
Series H (c)	10,000,000	10,000,000	25	4/1/2022	4/1/2027	5.625	261	261	0.35	0.35	1.05	1.05
Series I (d)	50,000	50,000	10,000	8/17/2021	9/1/2026	7.067	500	500	87.50	87.50	262.50	262.50
Series J (e)	75,000	75,000	10,000	5/13/2024	6/15/2029	7.500	733	733	187.50	187.50	562.50	562.50
Series K (f)	45,000	45,000	10,000	10/31/2025	12/15/2030	6.350	440	440	158.75	—	476.25	—
Series L (g)	60,000	—	10,000	7/21/2026	9/15/2031	6.625	583	—	99.38	—	99.38	—
Total	10,280,000	10,260,000					$3,017	$2,834
__________________________________________________________________________________
(a)On November 1, 2026, M&T redeemed all outstanding shares of the Series F Preferred Stock at par value.
(b)On February 1, 2026, M&T redeemed all outstanding shares of the Series G Preferred Stock at par value.
(c)Dividends, if declared, are paid quarterly at a rate of 5.625% through December 14, 2026 and thereafter will be paid quarterly at a rate of the three-month SOFR rate plus 428 basis points.
(d)Dividends, if declared, were paid semi-annually at a rate of 3.5% through August 31, 2026. On September 1, 2026, the dividend rate reset to 7.067% and will reset at each subsequent five year anniversary date therefrom at a rate of the five-year U.S. Treasury rate plus 2.679%.
(e)Dividends, if declared, are paid quarterly.
(f)Dividends, if declared, are paid quarterly.
(g)Dividends, if declared, are paid quarterly.
7. Revenue from contracts with customers
The Company generally charges customer accounts or otherwise bills customers upon completion of its services. Typically, the Company’s contracts with customers have a duration of one year or less and payment for services is received at least annually, but oftentimes more frequently as services are provided. At September 30, 2026 and December 31, 2025, the Company had $78 million and $75 million, respectively, of amounts receivable related to recognized revenue from the sources in the accompanying tables. Such amounts are included in Accrued interest and other assets in the Company's Consolidated Balance Sheet. In certain situations the Company is paid in advance of providing services and defers the recognition of revenue until its service obligation is satisfied. At each of September 30, 2026 and December 31, 2025, the Company had deferred revenue of $54 million related to the sources in the accompanying tables included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

7. Revenue from contracts with customers, continued
The following tables summarize sources of the Company’s noninterest income during the three-month and nine-month periods ended September 30, 2026 and 2025 that are subject to the revenue recognition accounting guidance. As described in note 1 the Company made certain changes and reclassifications to its Consolidated Statement of Income. All periods presented herein reflect those changes.

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	Total
Three Months Ended September 30, 2026
Classification in Consolidated Statement of Income
Trust and investment services income	$2	$—	$228	$230
Service charges on deposit accounts	46	63	—	109
Card revenues	21	66	—	87
Capital markets and advisory revenues	7	—	—	7
Other revenues from operations	4	1	—	5
	$80	$130	$228	$438

Three Months Ended September 30, 2025
Classification in Consolidated Statement of Income
Trust and investment services income	$2	$—	$215	$217
Service charges on deposit accounts	45	60	—	105
Card revenues	20	67	—	87
Capital markets and advisory revenues	9	—	—	9
Other revenues from operations	2	3	—	5
	$78	$130	$215	$423

Nine Months Ended September 30, 2026
Classification in Consolidated Statement of Income
Trust and investment services income	$7	$—	$677	$684
Service charges on deposit accounts	139	183	—	322
Card revenues	54	194	—	248
Capital markets and advisory revenues	26	—	—	26
Other revenues from operations	11	7	—	18
	$237	$384	$677	$1,298

Nine Months Ended September 30, 2025
Classification in Consolidated Statement of Income
Trust and investment services income	$7	$—	$636	$643
Service charges on deposit accounts	133	174	—	307
Card revenues	55	192	—	247
Capital markets and advisory revenues	23	—	—	23
Other revenues from operations	8	9	—	17
	$226	$375	$636	$1,237

8. Pension plans and other postretirement benefits
The Company provides defined pension and other postretirement benefits (including health care and life insurance benefits) to eligible retired employees. Net periodic benefit for defined benefit plans consisted of the following.

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Three Months Ended September 30,
Net periodic pension (benefit) cost	2026	2025	2026	2025
Service cost	$2	$2	$—	$—
Interest cost on benefit obligation	22	27	1	1
Expected return on plan assets	(43)	(46)	—	—
Amortization of prior service credit and actuarial gains	—	(1)	(1)	(1)
Net periodic benefit	$(19)	$(18)	$—	$—

	Pension Benefits		Other Postretirement Benefits
(Dollars in millions)	Nine Months Ended September 30,
Net periodic pension (benefit) cost	2026	2025	2026	2025
Service cost	$6	$6	$1	$1
Interest cost on benefit obligation	68	81	2	2
Expected return on plan assets	(128)	(139)	—	—
Amortization of prior service credit and actuarial gains	(1)	(2)	(3)	(4)
Net periodic benefit	$(55)	$(54)	$—	$(1)
Service cost is reflected in Salaries and employee benefits and the other components of net periodic benefit are reflected in Other costs of operations in the Consolidated Statement of Income. Expenses incurred in connection with the Company's defined contribution pension and retirement savings plans totaled $40 million and $38 million for the three months ended September 30, 2026 and 2025, respectively, and $133 million and $128 million for the nine months ended September 30, 2026 and 2025, respectively.

9. Earnings per common share
The computations of basic earnings per common share follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2026	2025	2026	2025
Income available to common shareholders:
Net income	$775	$792	$2,257	$2,092
Preferred stock dividends	(42)	(36)	(120)	(107)
Net income available to common equity	733	756	2,137	1,985
Income attributable to unvested stock-based compensation awards	(1)	(2)	(4)	(4)
Net income available to common shareholders	$732	$754	$2,133	$1,981
Weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	144,482	155,885	146,705	159,956
Unvested stock-based compensation awards	(298)	(327)	(290)	(325)
Weighted-average shares outstanding	144,184	155,558	146,415	159,631

Basic earnings per common share	$5.08	$4.85	$14.57	$12.41
The computations of diluted earnings per common share follow.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share, shares in thousands)	2026	2025	2026	2025
Net income available to common equity	$733	$756	$2,137	$1,985
Income attributable to unvested stock-based compensation awards	(1)	(2)	(4)	(4)
Net income available to common shareholders	$732	$754	$2,133	$1,981
Adjusted weighted-average shares outstanding:
Common shares outstanding and unvested stock-based compensation awards	144,482	155,885	146,705	159,956
Unvested stock-based compensation awards	(298)	(327)	(290)	(325)
Incremental shares from assumed conversion of stock-based compensation awards	990	995	914	872
Adjusted weighted-average shares outstanding (a)	145,174	156,553	147,329	160,503

Diluted earnings per common share	$5.04	$4.82	$14.48	$12.34
__________________________________________________________________________________
(a)Stock-based compensation awards to purchase common stock of M&T representing 48 thousand shares for the nine-month period ended September 30, 2026 and 74 thousand shares and 131 thousand shares for the three-month and nine-month periods ended September 30, 2025, respectively, were not included in the computations of diluted earnings per common share because the effect on those periods would have been antidilutive.

10. Comprehensive income

The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the three-month periods ended September 30, 2026 and 2025.

(Dollars in millions)	Available-for-sale Securities	Held-to-maturity Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Three Months Ended September 30, 2026
Balance — July 1, 2026	$(125)	$—	$(68)	$78	$(8)	$(123)		$31	$(92)
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(612)	—	—	—	—	(612)		155	(457)
Unrealized losses, net	—	—	(172)	—	—	(172)		45	(127)
Total other comprehensive income (loss) before reclassifications	(612)	—	(172)	—	—	(784)		200	(584)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	—	(3)	—	—	(3)	(b)	—	(3)
Amortization of prior service credit and actuarial gains	—	—	—	(1)	—	(1)	(c)	—	(1)
Total other comprehensive income (loss)	(612)	—	(175)	(1)	—	(788)		200	(588)
Transfers of investment securities available for sale to held to maturity (a)	(8)	8	—	—	—	—		—	—
Balance — September 30, 2026	$(745)	$8	$(243)	$77	$(8)	$(911)		$231	$(680)

Three Months Ended September 30, 2025
Balance — July 1, 2025	$82	$—	$85	$127	$(5)	$289		$(74)	$215
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	81	—	—	—	—	81		(21)	60
Unrealized losses, net	—	—	(16)	—	—	(16)		3	(13)
Other	—	—	—	—	(1)	(1)		—	(1)
Total other comprehensive income (loss) before reclassifications	81	—	(16)	—	(1)	64		(18)	46
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	—	22	—	—	22	(b)	(4)	18
Amortization of prior service credit and actuarial gains	—	—	—	(2)	—	(2)	(c)	—	(2)
Total other comprehensive income (loss)	81	—	6	(2)	(1)	84		(22)	62
Balance — September 30, 2025	$163	$—	$91	$125	$(6)	$373		$(96)	$277
__________________________________________________________________________________
(a)As described in note 3, in July 2026, the Company transferred $8.3 billion of residential mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio with net unrealized gains of $8 million.
(b)Included in Interest income in the Consolidated Statement of Income.
(c)Included in Other costs of operations in the Consolidated Statement of Income.

10. Comprehensive income, continued
The following table displays the components of other comprehensive income (loss) and amounts reclassified from accumulated other comprehensive income (loss) to net income during the nine-month periods ended September 30, 2026 and 2025.

(Dollars in millions)	Available-for-sale Securities	Held-to-maturity Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total Amount Before Tax		Income Tax	Net
Nine Months Ended September 30, 2026
Balance — January 1, 2026	$208	$—	$90	$81	$(7)	$372		$(95)	$277
Other comprehensive income (loss) before reclassifications:
Unrealized holding losses, net	(941)	—	—	—	—	(941)		239	(702)
Unrealized losses, net	—	—	(317)	—	—	(317)		81	(236)
Other	—	—	—	—	(1)	(1)		—	(1)
Total other comprehensive income (loss) before reclassifications	(941)	—	(317)	—	(1)	(1,259)		320	(939)
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net gains realized in net income	(4)	—	—	—	—	(4)	(b)	1	(3)
Net yield adjustment from cash flow hedges currently in effect	—	—	(16)	—	—	(16)	(c)	4	(12)
Amortization of prior service credit and actuarial gains	—	—	—	(4)	—	(4)	(d)	1	(3)
Total other comprehensive income (loss)	(945)	—	(333)	(4)	(1)	(1,283)		326	(957)
Transfers of investment securities available for sale to held to maturity (a)	(8)	8	—	—	—	—		—	—
Balance — September 30, 2026	$(745)	$8	$(243)	$77	$(8)	$(911)		$231	$(680)

Nine Months Ended September 30, 2025
Balance — January 1, 2025	$(205)	$—	$(135)	$131	$(10)	$(219)		$55	$(164)
Other comprehensive income (loss) before reclassifications:
Unrealized holding gains, net	368	—	—	—	—	368		(94)	274
Unrealized gains, net	—	—	118	—	—	118		(31)	87
Other	—	—	—	—	4	4		(1)	3
Total other comprehensive income (loss) before reclassifications	368	—	118	—	4	490		(126)	364
Amounts reclassified from accumulated other comprehensive income (loss) that (increase) decrease net income:
Net yield adjustment from cash flow hedges currently in effect	—	—	108	—	—	108	(c)	(26)	82
Amortization of prior service credit and actuarial gains	—	—	—	(6)	—	(6)	(d)	1	(5)
Total other comprehensive income (loss)	368	—	226	(6)	4	592		(151)	441
Balance — September 30, 2025	$163	$—	$91	$125	$(6)	$373		$(96)	$277
__________________________________________________________________________________
(a)As described in note 3, in July 2026, the Company transferred $8.3 billion of residential mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio with net unrealized gains of $8 million.
(b)Included in Gain (loss) on bank investment securities in the Consolidated Statement of Income.
(c)Included in Interest income in the Consolidated Statement of Income.
(d)Included in Other costs of operations in the Consolidated Statement of Income.

10. Comprehensive income, continued
Accumulated other comprehensive income (loss), net during the three-month and nine-month periods ended September 30, 2026 and 2025 consisted of the following.

(Dollars in millions)	Available-for-sale Securities	Held-to-maturity Securities	Cash Flow Hedges	Defined Benefit Plans	Other	Total
Three Months Ended September 30, 2026
Balance — July 1, 2026	$(93)	$—	$(51)	$59	$(7)	$(92)
Net loss during period	(457)	—	(130)	(1)	—	(588)
Transfers of investment securities available for sale to held to maturity	(6)	6	—	—	—	—
Balance — September 30, 2026	$(556)	$6	$(181)	$58	$(7)	$(680)

Three Months Ended September 30, 2025
Balance — July 1, 2025	$61	$—	$63	$95	$(4)	$215
Net gain (loss) during period	60	—	5	(2)	(1)	62
Balance — September 30, 2025	$121	$—	$68	$93	$(5)	$277

Nine Months Ended September 30, 2026
Balance — January 1, 2026	$155	$—	$67	$61	$(6)	$277
Net loss during period	(705)	—	(248)	(3)	(1)	(957)
Transfers of investment securities available for sale to held to maturity	(6)	6	—	—	—	—
Balance — September 30, 2026	$(556)	$6	$(181)	$58	$(7)	$(680)

Nine Months Ended September 30, 2025
Balance — January 1, 2025	$(153)	$—	$(101)	$98	$(8)	$(164)
Net gain (loss) during period	274	—	169	(5)	3	441
Balance — September 30, 2025	$121	$—	$68	$93	$(5)	$277

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

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate		Fair Value Gain (Loss) (a)
(Dollars in millions)			Fixed	Variable
September 30, 2026
Fair value hedges:
Fixed rate long-term borrowings (b) (c)	$7,350	4.1	3.74%	4.00%	$(6)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (d)	25,451	1.4	3.79	3.78	(17)
Total	$32,801	2.0			$(23)
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings (b) (e)	$6,100	4.8	3.56%	4.02%	$(9)
Cash flow hedges:
Interest payments on variable rate commercial real estate and commercial and industrial loans (b) (f)	24,900	1.3	3.63	3.81	(6)
Total	$31,000	2.0			$(15)
__________________________________________________________________________________
(a)Certain clearinghouse exchanges consider payments by counterparties for variation margin on derivative instruments to be settlements of those positions. The impact of such payments for interest rate swap agreements designated as fair value hedges was a net settlement of losses of $283 million and $6 million at September 30, 2026 and December 31, 2025, respectively. The impact of such payments on interest rate swap agreements designated as cash flow hedges was a net settlement of losses of $226 million and of gains of $96 million at September 30, 2026 and December 31, 2025, respectively.
(b)Under the terms of these agreements, the Company receives settlement amounts at a fixed rate and pays at a variable rate.
(c)Includes notional amount and terms of $1.3 billion of forward-starting interest rate swap agreements that become effective in 2027.
(d)Includes notional amount and terms of $8.8 billion of forward-starting interest rate swap agreements that become effective in 2026, 2027 and 2028.
(e)Includes notional amount and terms of $1.8 billion of forward-starting interest rate swap agreements that became effective in 2026.
(f)Includes notional amount and terms of $9.7 billion of forward-starting interest rate swap agreements that become effective in 2026 and 2027.
The Company utilizes commitments to sell residential and commercial real estate loans to hedge the exposure to changes in fair value of real estate loans held for sale. Prior to the fair value accounting election for certain real estate loans originated for sale on or after July 1, 2026, such commitments were generally designated as fair value hedges. The Company also utilizes commitments to sell real estate loans to offset the exposure to changes in the fair value of certain commitments to originate real estate loans for sale. Changes in unrealized gains and losses as a result of such activities are included in Mortgage banking revenues in the Company's Consolidated Statement of Income and, in general, are realized in subsequent periods as the related loans are sold and commitments satisfied.
As described in note 1, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value. In preparation for this election, on December 31, 2025 the Company began economically hedging the risk of fair value changes in those residential mortgage loan servicing right assets through the use of various interest rate and other derivative contracts with a total notional value of $1.5 billion and $1.6 billion at September 30, 2026 and December 31, 2025, respectively. Changes in the fair value of such derivative contracts in 2026 are included in Mortgage banking revenues in the Company's Consolidated Statement of Income.

11. Derivative financial instruments, continued
Other derivative financial instruments not designated as hedging instruments included interest rate contracts, foreign exchange and other option and futures contracts. Interest rate contracts not designated as hedging instruments had notional values of $55.0 billion and $43.0 billion at September 30, 2026 and December 31, 2025, respectively. The notional amounts of foreign currency and other option and futures contracts not designated as hedging instruments aggregated $2.6 billion and $2.4 billion at September 30, 2026 and December 31, 2025, respectively.
Information about the fair values of derivative instruments in the Company’s Consolidated Balance Sheet and Consolidated Statement of Income follows.

	Asset Derivatives		Liability Derivatives
	Fair Value		Fair Value
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Derivatives designated and qualifying as hedging instruments (a)
Interest rate swap agreements	$3	$—	$26	$15
Commitments to sell real estate loans	—	1	—	1
	3	1	26	16
Derivatives not designated and qualifying as hedging instruments (a)
Mortgage banking:
Commitments to originate real estate loans for sale	2	17	28	21
Commitments to sell real estate loans	52	24	1	6
Interest rate and other contracts (b)	10	13	8	2
	64	54	37	29
Other:
Interest rate contracts (b)	363	173	857	394
Foreign exchange and other option and futures contracts	21	17	19	15
	384	190	876	409
Total derivatives	$451	$245	$939	$454
__________________________________________________________________________________
(a)Asset derivatives are included in Accrued interest and other assets and liability derivatives are included in Accrued interest and other liabilities in the Consolidated Balance Sheet.
(b)The impact of variation margin payments at September 30, 2026 and December 31, 2025 was a reduction of the estimated fair value of interest rate contracts not designated as hedging instruments in an asset position of $534 million and $341 million, respectively, and in a liability position of $50 million and $32 million, respectively.

	Amount of Gain (Loss) Recognized
	Three Months Ended September 30,
	2026		2025
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(187)	$187	$13	$(13)
Derivatives not designated as hedging instruments
Interest rate and other contracts (b)	$(28)		$11
Foreign exchange and other option and futures contracts (c)	5		5
Total	$(23)		$16
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Includes gains of $14 million and $11 million in Capital markets and advisory revenues for the three months ended September 30, 2026 and 2025, respectively, and losses of $42 million in Mortgage banking revenues in the Company's Consolidated Statement of Income for the three months ended September 30, 2026.
(c)Reported primarily in Capital markets and advisory revenues.

11. Derivative financial instruments, continued

	Amount of Gain (Loss) Recognized
	Nine Months Ended September 30,
	2026		2025
(Dollars in millions)	Derivative	Hedged Item	Derivative	Hedged Item
Derivatives in fair value hedging relationships
Interest rate swap agreements:
Fixed rate long-term borrowings (a)	$(274)	$274	$160	$(160)
Derivatives not designated as hedging instruments
Interest rate and other contracts (b)	$(1)		$23
Foreign exchange and other option and futures contracts (c)	16		11
Total	$15		$34
__________________________________________________________________________________
(a)Reported as an adjustment to Interest expense in the Company's Consolidated Statement of Income.
(b)Includes gains of $40 million and $23 million in Capital markets and advisory revenues for the nine months ended September 30, 2026 and 2025, respectively, and losses of $41 million in Mortgage banking revenues in the Company's Consolidated Statement of Income for the nine months ended September 30, 2026.
(c)Reported primarily in Capital markets and advisory revenues.

	Carrying Amount of the Hedged Item		Cumulative Amount of Fair Value Hedging Adjustment Increasing (Decreasing) the Carrying Amount of the Hedged Item
(Dollars in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Location in the Consolidated Balance Sheet of the Hedged Items in Fair Value Hedges
Long-term borrowings	$7,045	$6,072	$(290)	$(16)
The net effect of interest rate swap agreements was to decrease net interest income by $2 million and to increase net interest income by $4 million for the three-month and nine-month periods ended September 30, 2026, respectively, and to decrease net interest income by $33 million and $139 million during the three-month and nine-month periods ended September 30, 2025, respectively. The amount of interest income recognized in the Company's Consolidated Statement of Income associated with derivatives designated as cash flow hedges was an increase of $3 million and a decrease of $22 million for the three-month periods ended September 30, 2026 and 2025, respectively, and an increase of $16 million and a decrease of $108 million for the nine-month periods ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the unrealized loss recognized in other comprehensive income related to cash flow hedges was $243 million of which losses of $116 million are expected to be reclassified into earnings over the next twelve months.
The Company predominantly clears non-customer derivative transactions through a clearinghouse, rather than directly with counterparties. The transactions cleared through a clearinghouse require initial margin collateral and variation margin payments depending on the contracts being in a net asset or liability position. The amount of initial margin collateral posted by the Company was $131 million and $224 million at September 30, 2026 and December 31, 2025, respectively. The fair value asset and liability amounts of derivative contracts have been reduced by variation margin payments treated as settlements as described herein. Variation margin on derivative contracts not treated as settlements continues to represent collateral posted or received by the Company.
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

11. Derivative financial instruments, continued
Information about master netting agreements and collateral postings related to the derivative instruments in the Company's Consolidated Balance Sheet follows.

(Dollars in millions)	Fair Value Amount in Consolidated Balance Sheet	Master Netting Agreements	Collateral (a)	Net Amount
September 30, 2026
Derivative assets
Clearinghouse settlements (b)	$10	$—	$—	$10
Subject to master netting agreements	374	(26)	(342)	6
Not subject to master netting agreements (c)	67	—	(4)	63
Total	$451	$(26)	$(346)	$79
Derivative liabilities
Clearinghouse settlements (b)	$10	$—	$—	$10
Subject to master netting agreements	30	(26)	(1)	3
Not subject to master netting agreements (c)	899	—	(1)	898
Total	$939	$(26)	$(2)	$911
December 31, 2025
Derivative assets
Clearinghouse settlements (b)	$8	$—	$—	$8
Subject to master netting agreements	98	(33)	(49)	16
Not subject to master netting agreements (c)	139	—	—	139
Total	$245	$(33)	$(49)	$163
Derivative liabilities
Clearinghouse settlements (b)	$16	$—	$—	$16
Subject to master netting agreements	38	(33)	(7)	(2)
Not subject to master netting agreements (c)	400	—	(1)	399
Total	$454	$(33)	$(8)	$413
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
12. Variable interest entities and asset securitizations
The Company’s securitization activities include securitizing loans originated for sale into government-issued or guaranteed mortgage-backed securities. Additionally, M&T Bank and its subsidiaries have issued asset-backed notes secured by equipment finance loans and leases, automobile loans or recreational finance loans. Those loans and leases were sold into special purpose trusts which in turn issued asset-backed notes to investors. The loans and leases continue to be serviced by the Company. The senior-most notes in those securitizations were purchased by third parties whereas the residual interests of the trusts were retained by the Company. As a result of the retention of the residual interests and its continued role as servicer of the loans and leases, the Company is considered to be the primary beneficiary of the securitization trusts and, accordingly, the trusts have been included in the Company's consolidated financial statements. Assets held in each special purpose trust may only be used to settle the respective obligations of the asset-backed notes issued by that trust and the holders of the asset-backed notes have no recourse to the Company. The outstanding balances of those asset-backed notes issued to third-party investors are included in Long-term borrowings in the Company's Consolidated Balance Sheet.

12. Variable interest entities and asset securitizations, continued
Information about the asset-backed notes issued to investors and the respective special purpose trust at September 30, 2026 and December 31, 2025 are included in the following table.

(Dollars in millions)		September 30, 2026				December 31, 2025
Issue Date	Collateral Type	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors	Weighted-Average Life (In years)	Weighted-Average Rate	Remaining Loan Collateral Balance	Asset-Backed Notes to Investors
August 2023	Equipment finance loans and leases	$149	$52	0.3	5.75%	$244	$141
March 2024	Automobile loans	172	157	0.9	5.20	252	239
August 2024	Equipment finance loans and leases	334	275	1.1	4.80	483	396
February 2025	Automobile loans	377	358	1.1	4.74	529	513
May 2025	Equipment finance loans and leases	417	339	1.5	4.78	546	441
February 2026	Recreational finance loans	487	421	4.4	4.35	—	—
May 2026	Automobile loans	886	872	1.5	4.48	—	—
July 2026	Equipment finance loans and leases	661	570	1.2	4.63	—	—
			$3,044				$1,730
M&T has issued Junior Subordinated Debentures payable to various trusts that have issued Preferred Capital Securities and Common Securities. M&T owns the Common Securities of those trust entities. The Company is not considered to be the primary beneficiary of those entities and, accordingly, the trusts are not included in the Company’s consolidated financial statements. At each of September 30, 2026 and December 31, 2025, the Company included the Junior Subordinated Debentures in Long-term borrowings in the Company's Consolidated Balance Sheet and recognized $16 million in Accrued interest and other assets for its “investment” in the Common Securities of the trusts that will be concomitantly repaid to M&T by the respective trust from the proceeds of M&T’s repayment of the Junior Subordinated Debentures associated with the Preferred Capital Securities.
The Company has invested as a limited partner in various partnerships that collectively had total assets of approximately $10.6 billion and $10.7 billion at September 30, 2026 and December 31, 2025, respectively. Those partnerships generally construct or acquire properties, including properties and facilities that produce renewable energy, for which the investing partners are eligible to receive certain federal income tax credits in accordance with government guidelines. Such investments may also provide tax deductible losses to the partners. The partnership investments also assist the Company in achieving its community reinvestment initiatives. The Company, in its position as a limited partner, does not direct the activities that most significantly impact the economic performance of the partnerships and, therefore, the partnership entities are not included in the Company's consolidated financial statements. Information on the Company's carrying amount of its investments in tax equity partnerships and its related future funding commitments are presented in the following table.

(Dollars in millions)	September 30, 2026	December 31, 2025
Affordable housing projects:
Carrying amount (a)	$1,831	$1,867
Amount of future funding commitments included in carrying amount (b)	825	889
Contingent commitments	110	109
Renewable energy:
Carrying amount (a)	93	67
Amount of future funding commitments included in carrying amount (b)	—	66
Contingent commitments	138	170
Other:
Carrying amount (a)	44	33
Amount of future funding commitments included in carrying amount	—	—
Contingent commitments	—	—
__________________________________________________________________________________
(a)Included in Accrued interest and other assets in the Company's Consolidated Balance Sheet.
(b)Included in Accrued interest and other liabilities in the Company's Consolidated Balance Sheet.

12. Variable interest entities and asset securitizations, continued
The reduction to income tax expense recognized from the Company's investments in partnerships accounted for using the proportional amortization method was $10 million (net of $58 million of investment amortization) and $9 million (net of $49 million of investment amortization) for the three months ended September 30, 2026 and 2025, respectively, and $42 million (net of $157 million of investment amortization) and $29 million (net of $138 million of investment amortization) for the nine months ended September 30, 2026 and 2025, respectively. The net reduction to income tax expense has been reported in Net change in other accrued income and expense in the Consolidated Statement of Cash Flows. The Company has elected to apply the proportional amortization method for eligible renewable energy credit investments, although such investments generally are not eligible for such application. The reduction to income tax expense recognized from renewable energy credit investments not eligible for application of the proportional amortization method was $6 million and $17 million for the three-month and nine-month periods ended September 30, 2026, respectively, and $1 million and $13 million for the three-month and nine-month periods ended September 30, 2025, respectively. As a limited partner, there is no recourse to the Company by creditors of the partnerships. However, the tax credits that result from the Company’s investments in such partnerships are generally subject to recapture should a partnership fail to comply with the respective government regulations. The Company has not provided financial or other support to the partnerships that was not contractually required. Although the Company currently estimates that no material losses are probable, its maximum exposure to loss from its investments in such partnerships as of September 30, 2026 was $2.3 billion, including possible recapture of certain tax credits.
The Company serves as investment advisor for certain registered money-market funds. The Company has no explicit arrangement to provide support to those funds, but may waive portions of its allowable management fees as a result of market conditions.
13. Fair value measurements
GAAP permits an entity to choose to measure eligible financial instruments and other items at fair value. Effective January 1, 2026 the Company has elected to account for its residential mortgage loan servicing right assets at fair value. Additionally, the Company has elected the fair value option for certain real estate loans originated for sale on or after July 1, 2026. Further information about these accounting elections is included in note 1. The Company has not made any other fair value elections at September 30, 2026.
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

13. Fair value measurements, continued
Recurring fair value measurements
The following tables present assets and liabilities at September 30, 2026 and December 31, 2025 measured at fair value on a recurring basis.

(Dollars in millions)	Fair Value Measurements	Level 1	Level 2	Level 3
September 30, 2026
Investment securities available for sale:
U.S. Treasury	$3,514	$—	$3,514	$—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,602	—	4,602	—
Residential	8,372	—	8,372	—
Other	1	—	1	—
Total investment securities available for sale	16,489	—	16,489	—
Equity securities	279	279	—	—
Loans held for sale (a)	497	—	497	—
Residential mortgage loan servicing rights	572	—	—	572
Other assets	541	14	526	1
Total assets	$18,378	$293	$17,512	$573
Other liabilities	$939	$—	$938	$1
Total liabilities	$939	$—	$938	$1

December 31, 2025
Investment securities available for sale:
U.S. Treasury	$6,343	$—	$6,343	$—
Mortgage-backed securities:
Government issued or guaranteed:
Commercial	4,816	—	4,816	—
Residential	12,042	—	12,042	—
Other	1	—	1	—
Total investment securities available for sale	23,202	—	23,202	—
Equity securities	281	281	—	—
Loans held for sale	925	—	925	—
Other assets	342	12	327	3
Total assets	$24,750	$293	$24,454	$3
Other liabilities	$454	$—	$454	$—
Total liabilities	$454	$—	$454	$—
__________________________________________________________________________________
(a)Loans held for sale for which the fair value option has been elected had outstanding principal balances of $506 million at September 30, 2026. The net unrealized losses related to fair value changes of those loans included in Mortgage banking revenues for the three-month period ended September 30, 2026 were $13 million.

13. Fair value measurements, continued
The changes in fair value of residential mortgage loans servicing right assets for the three-month and nine-month periods ended September 30, 2026 are presented in the following table.

(Dollars in millions)	Residential Mortgage Loan Servicing Rights (Level 3)
Three Months Ended September 30, 2026
Balance at June 30, 2026 — at fair value	$540
Additions	6
Changes in fair value included in Mortgage banking revenues (a)	26
Balance at September 30, 2026 — at fair value	$572
Nine Months Ended September 30, 2026
Balance at December 31, 2025 — at amortized cost	$287
January 1, 2026 - fair value accounting election	263
Additions	21
Changes in fair value included in Mortgage banking revenues (a)	1
Balance at September 30, 2026 — at fair value	$572
__________________________________________________________________________________
(a)Includes a $15 million and a $48 million reduction in fair value attributable to the realization of expected net servicing cash flows over time for the three-month and nine-month periods ended September 30, 2026, respectively.
Significant unobservable inputs used in the fair value measurement of residential mortgage loan servicing right assets vary by loan type and included prepayment assumptions and an OAS over market implied forward SOFR to determine an appropriate discount rate. An increase (decrease) in the prepayment speed and OAS each would generally result in a lower (higher) fair value measurement of residential mortgage loan servicing rights. The key economic assumptions used to determine the fair value of residential capitalized servicing rights at September 30, 2026 and the sensitivity of such value to changes in those assumptions are summarized in the table that follows. Those calculated sensitivities are hypothetical and actual changes in the fair value of capitalized servicing rights may differ significantly from the amounts presented herein. The effect of a variation in a particular assumption on the fair value of the servicing rights is calculated without changing any other assumption. In reality, changes in one factor may result in changes in another which may magnify or counteract the sensitivities. The changes in assumptions are presumed to be instantaneous.

(Dollars in millions)
Weighted-average prepayment speeds (range 5% - 19%)	7.40%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	(29)
Weighted-average OAS (range 5% - 20%)	7.20%
Impact on fair value of 10% adverse change	$(15)
Impact on fair value of 20% adverse change	(30)

13. Fair value measurements, continued
Nonrecurring fair value measurements
The Company is required, on a nonrecurring basis, to adjust the carrying value of certain assets or provide valuation allowances related to certain assets using fair value measurements. The more significant of those assets follow.
Loans
Loans are generally not recorded at fair value on a recurring basis. Periodically, the Company records nonrecurring adjustments to the carrying value of certain loans based on fair value measurements for partial charge-offs of the uncollectable portions of those loans. Nonrecurring adjustments also include certain impairment amounts for collateral-dependent loans when establishing the allowance for loan losses. The following table summarizes loans subject to such nonrecurring fair value measurements at September 30, 2026 and 2025.

	September 30,
(Dollars in millions)	2026	2025
Level 2	$169	$283
Level 3	228	294
	$397	$577
Changes in fair value recognized for the three months ended	$(57)	$(67)
Changes in fair value recognized for the nine months ended	(106)	(154)
Capitalized servicing rights
Prior to January 1, 2026, the Company utilized the amortization method to subsequently measure its residential mortgage loan servicing right assets, subject to impairment charges on a nonrecurring basis when the carrying value of certain strata exceeded their fair value. Capitalized servicing rights related to residential mortgage loans required no valuation allowance at each of December 31, 2025 and September 30, 2025. The Company has not made a fair value accounting election for its commercial mortgage loan servicing right assets. Such assets required no valuation allowance at each of September 30, 2026, December 31, 2025 and September 30, 2025.

13. Fair value measurements, continued
Disclosures of fair value of financial instruments
The carrying amounts and estimated fair value for certain financial instruments that are not recorded at fair value on a recurring basis in the Company's Consolidated Balance Sheet are presented in the following table.

(Dollars in millions)	Carrying Amount	Estimated Fair Value	Level 1	Level 2	Level 3
September 30, 2026
Financial assets:
Cash and due from banks	$1,796	$1,796	$1,743	$53	$—
Interest-bearing deposits at banks	14,342	14,342	—	14,342	—
Investment securities held to maturity	20,195	18,672	—	18,636	36
Loans held for sale	199	199	—	199	—
Loans, net	142,577	140,956	—	3,414	137,542
Financial liabilities:
Time deposits (a)	15,223	15,146	—	15,146	—
Short-term borrowings	6,373	6,373	—	6,373	—
Long-term borrowings	13,648	13,722	—	13,722	—
December 31, 2025
Financial assets:
Cash and due from banks	1,701	1,701	1,588	113	—
Interest-bearing deposits at banks	17,068	17,068	—	17,068	—
Investment securities held to maturity	12,430	11,715	—	11,671	44
Loans held for sale	142	142	—	142	—
Loans, net	135,519	135,202	—	6,360	128,842
Financial liabilities:
Time deposits (a)	13,227	13,208	—	13,208	—
Short-term borrowings	2,149	2,149	—	2,149	—
Long-term borrowings	10,911	11,179	—	11,179	—
__________________________________________________________________________________
(a)Includes $3.1 billion and $2.8 billion of time deposits with balances greater than $250,000 at September 30, 2026 and December 31, 2025, respectively.
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

(Dollars in millions)	September 30, 2026	December 31, 2025
Commitments to extend credit:
Commercial and industrial	$38,785	$35,654
Commercial real estate loans to be sold	559	773
Other commercial real estate	3,299	2,331
Residential real estate loans to be sold	191	224
Other residential real estate	593	679
Home equity lines of credit	8,000	7,974
Credit cards	6,838	6,601
Other	448	444
Standby letters of credit	2,225	2,318
Commercial letters of credit	67	72
Financial guarantees and indemnification contracts	4,788	4,751
Commitments to sell real estate loans	1,233	1,898
Commitments to extend credit are agreements to lend to customers and generally have fixed expiration dates or other termination clauses that may require payment of a fee. In addition to the amounts presented in the preceding table, the Company had discretionary funding commitments to commercial customers of $13.3 billion and $12.9 billion at September 30, 2026 and December 31, 2025, respectively, that the Company had the unconditional right to cancel prior to funding. Standby and commercial letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. Standby letters of credit generally are contingent upon the failure of the customer to perform according to the terms of the underlying contract with the third party, whereas commercial letters of credit are issued to facilitate commerce and typically result in the commitment being funded when the underlying transaction is consummated between the customer and a third party. The credit risk associated with commitments to extend credit and standby and commercial letters of credit is essentially the same as that involved with extending loans to customers and is subject to normal credit policies. Collateral may be obtained based on management's assessment of the customer's creditworthiness.
Financial guarantees and indemnification contracts are primarily comprised of recourse obligations associated with sold loans and other guarantees and commitments. Included in financial guarantees and indemnification contracts are loan principal amounts sold with recourse in conjunction with the Company's involvement in the Fannie Mae DUS program. The Company's contractual credit risk for recourse associated with loans sold under this program totaled approximately $4.6 billion at each of September 30, 2026 and December 31, 2025.
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

14. Commitments and contingencies, continued
The amount of those charges is based on the volume of loans sold, the level of reimbursement requests received from loan purchasers and estimates of losses that may be associated with previously sold loans. At September 30, 2026, the Company's estimate of its obligation to loan purchasers was not material to the Company’s consolidated financial position.
At September 30, 2026, the Company had no remaining liability related to the FDIC special assessment, compared with $22 million at December 31, 2025. Such amount was classified as Accrued interest and other liabilities in the Consolidated Balance Sheet at December 31, 2025. The FDIC has indicated that the amount of the special assessment may be adjusted in the future should its loss estimate change.
Legal proceedings and other matters
M&T and its subsidiaries are subject in the normal course of business to various pending and threatened legal proceedings and other matters in which claims for monetary damages are asserted. On an on-going basis management, after consultation with legal counsel, assesses the Company’s liabilities and contingencies in connection with such proceedings. For those matters where it is probable that the Company will incur losses and the amounts of the losses can be reasonably estimated, the Company records an expense and corresponding liability in its consolidated financial statements. It is reasonably possible that pending or threatened litigation could result in exposure in excess of that liability. Although not considered probable, the reasonably possible losses for such matters beyond the existing recorded liability is not likely to exceed $25 million in the aggregate at September 30, 2026. That estimate is subject to significant judgment based on currently available information and various assumptions about known and unknown uncertainties. That estimate does not represent the Company’s maximum loss exposure and actual losses may vary significantly from that amount.
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
On January 12, 2026, certain note holders filed a civil complaint against Wilmington Trust, N.A. for an unspecified amount of damages arising from alleged breaches of contract and fiduciary duty related to certain Tricolor Holdings, LLC asset-backed securitization transactions. On July 14, 2026, Wilmington Trust, N.A. filed a motion to dismiss the complaint. On August 21, 2026, those certain note holders filed an amended complaint against Wilmington Trust, N.A. again for alleged breaches of contract and fiduciary duty and seeking an unspecified amount of damages. On October 2, 2026, Wilmington Trust, N.A. filed a motion to dismiss the amended complaint. Wilmington Trust, N.A. intends to vigorously defend itself against this legal action. The facts and circumstances of the Tricolor Holdings,

14. Commitments and contingencies, continued
LLC bankruptcy and its alleged fraudulent activities as well as the extent of damages, if any, incurred by parties participating in the warehouse facilities and asset-backed securitization transactions are still being learned. The Company believes it may incur losses as a result of this litigation or other potential claims that may arise as a result of these events, but at the current time it is not possible to estimate any potential legal or other liability of Wilmington Trust, N.A. as a result of its capacities in the warehouse facilities and asset-backed securitization transactions. Such losses, if any, are currently not expected to be material to the Company’s financial position at September 30, 2026.
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
During the third quarter of 2026, the Company modified its internal management reporting structure to reflect organizational changes as follows.
•Certain tax credit investment and community lending activities were transferred from the All Other category to the Commercial Bank segment.
•Certain enterprise-wide support functions were transferred from the Retail Bank segment to the All Other category.
Prior period segment information has been recast to conform to the current presentation.

15. Segment information, continued
Information about the Company's segments is presented in the accompanying table.

	Three Months Ended September 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (a)	$539	$523	$992	$999	$144	$163	$118	$76	$1,793	$1,761
Noninterest income	197	216	257	249	235	244	54	43	743	752
Total revenue	736	739	1,249	1,248	379	407	172	119	2,536	2,513
Provision for credit losses	61	72	84	70	—	—	(10)	(17)	135	125
Salaries and employee benefits	150	161	182	182	118	112	382	378	832	833
Depreciation and amortization	13	11	35	60	1	2	48	49	97	122
Other direct expenses	76	79	112	111	28	25	248	193	464	408
Indirect expense (b)	136	126	337	319	79	78	(552)	(523)	—	—
Income (loss) before taxes	300	290	499	506	153	190	56	39	1,008	1,025
Income tax expense (benefit)	69	65	127	128	38	48	(1)	(8)	233	233
Net income (loss)	$231	$225	$372	$378	$115	$142	$57	$47	$775	$792
Average total assets	$85,154	$79,972	$61,731	$57,653	$4,740	$4,355	$67,235	$69,073	$218,860	$211,053

	Nine Months Ended September 30,
	Commercial Bank		Retail Bank		Institutional Services and Wealth Management		All Other		Total
(Dollars in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Net interest income (a)	$1,601	$1,554	$2,916	$2,959	$449	$500	$371	$156	$5,337	$5,169
Noninterest income	593	602	710	691	691	678	178	75	2,172	2,046
Total revenue	2,194	2,156	3,626	3,650	1,140	1,178	549	231	7,509	7,215
Provision for credit losses	113	168	236	220	—	5	46	(13)	395	380
Salaries and employee benefits	443	465	536	534	339	325	1,254	1,209	2,572	2,533
Depreciation and amortization	34	32	105	181	5	6	143	157	287	376
Other direct expenses	227	218	317	303	91	77	686	607	1,321	1,205
Indirect expense (b)	397	377	983	932	240	241	(1,620)	(1,550)	—	—
Income (loss) before taxes	980	896	1,449	1,480	465	524	40	(179)	2,934	2,721
Income tax expense (benefit)	221	200	368	375	118	133	(30)	(79)	677	629
Net income (loss)	$759	$696	$1,081	$1,105	$347	$391	$70	$(100)	$2,257	$2,092
Average total assets	$83,228	$80,354	$60,262	$56,022	$4,737	$4,244	$68,197	$69,269	$216,424	$209,889
__________________________________________________________________________________
(a)Net interest income is the difference between actual taxable-equivalent interest earned on assets and interest paid on liabilities by a segment and a funding charge (credit) based on the Company's internal funds transfer pricing methodology. Segments are charged a cost to fund any assets (e.g. loans) and are paid a funding credit for any funds provided (e.g. deposits). The taxable-equivalent adjustment aggregated to $12 million for each of the three-month periods ended September 30, 2026 and 2025 and $35 million and $33 million for the nine-month periods ended September 30, 2026 and 2025, respectively, and is eliminated in "All Other" total revenues.
(b)Indirect expense represents centrally-allocated costs associated with certain technology, operations, risk management, finance, human resources and other support services provided by the "All Other" category to the Commercial Bank, Retail Bank and Institutional Services and Wealth Management segments.
A summary of the impact of the recast changes to net income and to average total assets by segment is presented in the accompanying table.

	Three Months Ended September 30, 2025		Nine Months Ended September 30, 2025
(Dollars in millions)	Net Income (Loss)	Average Total Assets	Net Income (Loss)	Average Total Assets
Commercial Bank	$(3)	$1,745	$6	$1,663
Retail Bank	2	—	7	—
Institutional Services and Wealth Management	—	—	—	—
All Other	1	(1,745)	(13)	(1,663)
Total	$—	$—	$—	$—

16. Relationship with BLG and Bayview Financial
M&T holds a 20% minority interest in BLG, a privately-held commercial mortgage company. That investment had no remaining carrying value at September 30, 2026 as a result of cumulative losses recognized and cash distributions received in prior years. Cash distributions now received from BLG are recognized as income by M&T and included in Other revenues from operations in the Consolidated Statement of Income. That income totaled $31 million and $111 million for the three-month and nine-month periods ended September 30, 2026, respectively, and $20 million for each of the three-month and nine-month periods ended September 30, 2025.
Bayview Financial, a privately-held specialty finance company, is BLG's majority investor. In addition to their common investment in BLG, the Company and Bayview Financial conduct other business activities with each other. The Company has loan servicing rights for mortgage loans securitized by Bayview Financial having outstanding principal balances of $793 million at September 30, 2026 and $875 million at December 31, 2025. The Company also sub-services residential mortgage loans for Bayview Financial having outstanding principal balances of $179.6 billion and $156.9 billion at September 30, 2026 and December 31, 2025, respectively. Revenues earned for servicing and sub-servicing such loans were $93 million and $65 million for the three-month periods ended September 30, 2026 and 2025, respectively, and $224 million and $162 million for the nine-month periods ended September 30, 2026 and 2025, respectively.
The Company also held $27 million and $32 million of mortgage-backed securities in its held-to-maturity portfolio at September 30, 2026 and December 31, 2025, respectively, that were securitized by Bayview Financial. The Company had various lending commitments to Bayview Financial totaling $902 million at September 30, 2026, with $762 million and $635 million of outstanding balances at September 30, 2026 and December 31, 2025, respectively. Bayview Financial also maintained $4.5 billion and $3.5 billion of deposit balances with the Company at September 30, 2026 and December 31, 2025, respectively, inclusive of deposits related to loan servicing relationships.

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
Financial Reporting Matters
As reported on M&T's Form 8-K dated September 28, 2026, effective for the third quarter of 2026 M&T made certain changes and reclassifications to other income categories presented in its Consolidated Statement of Income. Also effective for the third quarter of 2026, M&T began separately presenting loans held for sale from loans held for investment in its Consolidated Balance Sheet and its Average Balance Sheet and Annualized Taxable-equivalent Rates disclosures. Accordingly, annualized taxable-equivalent rates for each impacted loan category and certain loan-based credit quality ratios exclude loans held for sale. Additionally, as reported in M&T's Form 10-Q for the quarter ended June 30, 2026, in conjunction with the implementation of a new general ledger platform during the second quarter of 2026, the Company modified its methodology for calculating annualized taxable-equivalent rates for certain earning assets and interest-bearing liabilities, including certain average deposit balances. All periods presented herein reflect those changes.
Effective January 1, 2026, the Company elected to prospectively measure its residential mortgage loan servicing right assets at fair value with changes in fair value reflected in mortgage banking revenues. As a result, amortization associated with residential mortgage loan servicing right assets previously recognized in other costs of operations is no longer recorded. Instead, beginning in 2026, fair value changes in the residential mortgage loan servicing right assets, inclusive of the realization of expected net servicing revenues over time, are included in mortgage banking revenues. On December 31, 2025, the Company began economically hedging the risk of fair value changes in these assets through the use of various interest rate and other derivative contracts, for which changes in fair value are also reflected in mortgage banking revenues. As a result of the Company's election on January 1, 2026 to prospectively measure residential mortgage loan servicing right assets at fair value, the Company recorded an increase in capitalized servicing assets included in accrued interest and other assets of $263 million and a corresponding after-tax increase to retained earnings of $197 million, representing an 8 basis-point increase to the CET1 capital ratio on the election date.

Financial Overview
A summary of financial results for the Company is provided below.
SUMMARY OF FINANCIAL RESULTS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Net interest income	$1,793	$1,792	$1	—%	$5,337	$5,169	$168	3%
Taxable-equivalent adjustment (a)	12	12	—	1	35	33	2	7
Net interest income (taxable-equivalent basis) (a)	1,805	1,804	1	—	5,372	5,202	170	3
Provision for credit losses	135	120	15	13	395	380	15	4
Other income	743	740	3	—	2,172	2,046	126	6
Other expense	1,393	1,349	44	3	4,180	4,114	66	2
Net income	775	818	(43)	-5	2,257	2,092	165	8
Per common share data:
Basic earnings	5.08	5.35	(.27)	-5	14.57	12.41	2.16	17
Diluted earnings	5.04	5.32	(.28)	-5	14.48	12.34	2.14	17
Performance ratios, annualized
Return on:
Average assets	1.40%	1.51%			1.39%	1.33%
Average common shareholders’ equity	11.44	12.30			11.13	10.07
Net interest margin	3.65	3.70			3.68	3.65
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
The decrease in net income in the recent quarter as compared with the second quarter of 2026 resulted from the following:
•Net interest income on a taxable-equivalent basis increased nominally reflecting an additional day, partially offset by lower interest income on nonaccrual loans. The Company's net interest margin declined 5 basis points from the second quarter of 2026 as the increase in rates paid on interest-bearing liabilities outpaced the growth in yields on earning assets.
•The provision for credit losses increased $15 million reflecting loan growth and a provision for unfunded credit commitments in the recent quarter.
•Noninterest income increased $3 million resulting from an increase in residential mortgage banking revenues, partially offset by a decrease in capital markets and advisory revenues and a lower distribution from M&T's investment in BLG in the recent quarter.
•Noninterest expense rose $44 million reflecting an increase in outside data processing and software costs and professional and other services expense each associated with enhancements and support of technology infrastructure and other enterprise initiatives as well as higher salaries and employee benefits expense.
The increase in net income in the nine months ended September 30, 2026 as compared with the same 2025 period reflected the following:
•Net interest income on a taxable-equivalent basis increased $170 million reflecting higher average earning assets and interest-bearing liabilities. A 3 basis-point expansion of the Company's net interest margin reflects reductions in deposit and borrowing costs that outpaced a decline in yields received on earning assets and lower contribution from net interest-free funds.
•The provision for credit losses increased $15 million reflecting loan growth, partially offset by a lower provision for unfunded credit commitments.

•Noninterest income rose $126 million reflecting higher trust and investment services income, capital markets and advisory revenues and other revenues from operations. Distributions from M&T's investment in BLG included in other revenues from operations totaled $111 million in the first nine months of 2026 and $20 million in the comparable 2025 period. Other revenues from operations in the first three quarters of 2025 also included a $28 million distribution of an earnout payment related to the Company's 2023 sale of its CIT business, gains on the sales of an out-of-footprint loan portfolio of $15 million and a subsidiary that specialized in institutional services of $10 million, and a $12 million gain on the sale of equipment leases. Mortgage banking revenues in the first nine months of 2026 reflect a rise in residential mortgage loan sub-servicing income, partially offset by the impact of the Company's accounting election described herein.
•Noninterest expense increased $66 million reflecting a rise in salaries and employee benefits expense, outside data processing and software costs, and professional and other services expense, partially offset by lower other costs of operations. Other costs of operations in the first nine months of 2025 included amortization of residential mortgage loan servicing right assets of $75 million.
Under programs authorized by the Board of Directors, M&T repurchased 1.3 million shares of its common stock in the recent quarter at a total cost of $323 million, compared with 2.1 million shares at a total cost of $465 million in the second quarter of 2026. During the nine months ended September 30, 2026, M&T repurchased 8.9 million shares of its common stock at a total cost of $2.0 billion, compared with 11.6 million shares at a total cost of $2.2 billion during the first nine months of 2025. In July 2026, M&T issued 60,000 shares of Perpetual Fixed Rate Non-Cumulative Preferred Stock, Series L, with a liquidation preference of $10,000 per share. On November 1, 2026, M&T redeemed all 50,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, Series F, for $500 million.
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
SUPPLEMENTAL REPORTING OF NON-GAAP RESULTS OF OPERATIONS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions, except per share)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Net operating income	$780	$823	$(43)	-5%	$2,274	$2,116	$158	7%
Diluted net operating earnings per share	5.08	5.35	(.27)	-5	14.60	12.49	2.11	17
Annualized return on:
Average tangible assets	1.47%	1.59%			1.46%	1.41%
Average tangible common equity	17.29	18.57			16.78	15.07
Efficiency ratio	54.4	52.8			55.1	56.3
Tangible equity per common share (a)	$115.88	$117.41	(1.53)	-1	$115.88	$115.31	0.57	—
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
AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES

	Three Months Ended
	September 30, 2026			June 30, 2026
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$65,887	$996	6.00%	$65,883	$986	6.00%
Real estate - commercial	24,862	379	6.03	23,221	364	6.29
Real estate - residential	25,194	295	4.69	24,827	287	4.63
Consumer	27,353	446	6.47	26,719	431	6.46
Total loans	143,296	2,116	5.86	140,650	2,068	5.89
Loans held for sale	682	9	5.48	777	10	5.50
Interest-bearing deposits at banks	14,209	136	3.79	15,061	139	3.72
Investment securities (b):
U.S. Treasury	3,737	37	3.97	3,624	36	3.98
Mortgage-backed securities (c)	31,719	347	4.37	31,763	345	4.35
State and political subdivisions	1,968	18	3.65	2,057	19	3.56
Other	1,128	16	5.70	1,284	15	4.76
Total investment securities	38,552	418	4.33	38,728	415	4.29
Other	—	—	—	—	—	—
Total earning assets	196,739	2,679	5.41	195,216	2,632	5.40
Goodwill	8,465			8,465
Core deposit and other intangible assets	45			51
Other assets	13,611			12,800
Total assets	$218,860			$216,532
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$108,013	$515	1.89%	$105,752	$477	1.81%
Time deposits	15,056	121	3.19	13,808	104	3.02
Total interest-bearing deposits	123,069	636	2.05	119,560	581	1.95
Short-term borrowings	5,248	52	3.89	8,016	77	3.86
Long-term borrowings	13,977	186	5.32	12,778	170	5.33
Total interest-bearing liabilities	142,294	874	2.44	140,354	828	2.36
Noninterest-bearing deposits	43,708			43,964
Other liabilities	4,527			4,275
Total liabilities	190,529			188,593
Shareholders’ equity	28,331			27,939
Total liabilities and shareholders’ equity	$218,860			$216,532
Net interest spread			2.97			3.04
Contribution of interest-free funds			.68			.66
Net interest income/margin on earning assets		$1,805	3.65%		$1,804	3.70%

Total deposits	$166,777	$636	1.52%	$163,524	$581	1.42%
__________________________________________________________________________________
(a)Includes nonaccrual loans.
(b)Includes available-for-sale securities at amortized cost.
(c)Primarily government issued or guaranteed.

AVERAGE BALANCE SHEETS AND ANNUALIZED TAXABLE-EQUIVALENT RATES (continued)

	Nine Months Ended
	September 30, 2026			September 30, 2025
(Dollars in millions)	Average Balance	Interest	Average Rate	Average Balance	Interest	Average Rate
Assets
Earning assets:
Loans (a):
Commercial and industrial	$65,139	$2,923	6.00%	$61,234	$2,934	6.41%
Real estate - commercial	23,709	1,091	6.15	24,796	1,177	6.34
Real estate - residential	24,832	860	4.62	23,543	794	4.50
Consumer	26,797	1,297	6.47	25,275	1,244	6.58
Total loans	140,477	6,171	5.87	134,848	6,149	6.09
Loans held for sale	819	33	5.45	750	39	6.92
Interest-bearing deposits at banks	15,159	424	3.74	19,037	635	4.46
Investment securities (b):
U.S. Treasury	4,378	132	4.04	8,210	243	3.96
Mortgage-backed securities (c)	30,757	1,000	4.34	23,933	734	4.09
State and political subdivisions (d)	2,042	55	3.58	2,259	38	2.22
Other	1,201	43	4.78	1,064	41	5.17
Total investment securities	38,378	1,230	4.28	35,466	1,056	3.98
Other	31	—	—	96	3	3.46
Total earning assets	194,864	7,858	5.39	190,197	7,882	5.54
Goodwill	8,465			8,465
Core deposit and other intangible assets	52			86
Other assets	13,043			11,141
Total assets	$216,424			$209,889
Liabilities and shareholders’ equity
Interest-bearing liabilities:
Interest-bearing deposits:
Savings and interest-checking deposits	$106,783	$1,475	1.85%	$103,378	$1,720	2.22%
Time deposits	13,982	322	3.08	14,056	366	3.48
Total interest-bearing deposits	120,765	1,797	1.99	117,434	2,086	2.37
Short-term borrowings	6,318	183	3.87	3,013	101	4.50
Long-term borrowings	12,617	506	5.35	11,675	493	5.64
Total interest-bearing liabilities	139,700	2,486	2.38	132,122	2,680	2.71
Noninterest-bearing deposits	44,070			44,877
Other liabilities	4,349			4,142
Total liabilities	188,119			181,141
Shareholders’ equity	28,305			28,748
Total liabilities and shareholders’ equity	$216,424			$209,889
Net interest spread			3.01			2.83
Contribution of interest-free funds			.67			.82
Net interest income/margin on earning assets		$5,372	3.68%		$5,202	3.65%

Total deposits	$164,835	$1,797	1.46%	$162,311	$2,086	1.72%
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

Taxable-equivalent net interest income can be impacted by changes in the composition of the Company's earning assets and interest-bearing liabilities, as discussed herein, as well as changes in interest rates and spreads. The FOMC raised its federal funds target interest rate by 25 basis points in September 2026. The FOMC lowered its federal funds target interest rate by a total of 75 basis points in the last four months of 2025 and then maintained its target interest rate until that aforementioned increase.
Taxable-equivalent net interest income increased nominally in the recent quarter as compared with the second quarter of 2026 reflective of an additional day, lower interest income on nonaccrual loans and loan growth that was funded by interest-bearing deposits as the Company reduced its average short-term borrowings. The net interest margin declined to 3.65% reflecting an 8 basis-point increase in rates paid on interest-bearing liabilities resulting from the growth and mix of deposits and the FOMC action in September, partially offset by a 1 basis-point increase in yields received on earning assets and a 2 basis-point increase in the contribution of net interest-free funds.
Taxable-equivalent net interest income for the first nine months of 2026 increased $170 million as compared with the same 2025 period. That increase reflects higher earning assets and a 3 basis-point widening of the net interest margin to 3.68% driven by a 33 basis-point decrease in the cost of interest-bearing liabilities, partially offset by a 15 basis-point decline in each of the yields received on earning assets and the contribution from net interest-free funds. The aforementioned FOMC interest rate reductions in 2025 contributed to those changes. The yields received on earning assets in the first nine months of 2026 reflect a comparatively favorable impact from interest rate swap agreements entered into for interest rate risk purposes on yields received on commercial and industrial and commercial real estate loans. Partially offsetting the overall decline in yields received on earning assets was an increase in the yields received on investment securities from the deployment of liquidity into fixed rate investment securities throughout 2025 and the first nine months of 2026 that yielded higher rates than investment securities that matured or were sold.
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
Interest rate swap agreements
Management assesses the potential impact of future changes in interest rates and spreads by projecting net interest income under several interest rate scenarios. In managing interest rate risk, the Company has utilized interest rate swap agreements to modify the repricing characteristics of certain portions of its earning assets and interest-bearing liabilities. Under the terms of those interest rate swap agreements, the Company generally received payments based on the outstanding notional amount at fixed rates and made payments at variable rates. Periodic settlement amounts arising from these agreements are reflected in either the yields received on earning assets or the rates paid on interest-bearing liabilities. The Company enters into forward-starting interest rate swap agreements predominantly to hedge interest rate exposures expected in future periods. The following table summarizes information about interest rate swap agreements entered into for interest rate risk management purposes at September 30, 2026 and December 31, 2025.

INTEREST RATE SWAP AGREEMENTS - DESIGNATED AS HEDGES

	Notional Amount	Weighted-Average Maturity (In years)	Weighted- Average Rate
(Dollars in millions)			Fixed	Variable
September 30, 2026
Fair value hedges:
Fixed rate long-term borrowings — active	$6,100	4.1	3.56%	4.05%
Fixed rate long-term borrowings — forward-starting	1,250	4.1	4.62	3.75
Total fair value hedges	7,350	4.1
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	16,701	1.1	3.70	3.79
Forward-starting	8,750	1.9	3.97	3.75
Total cash flow hedges	25,451	1.4
Total	$32,801	2.0
December 31, 2025
Fair value hedges:
Fixed rate long-term borrowings — active	$4,350	3.9	3.52%	4.09%
Fixed rate long-term borrowings — forward-starting	1,750	7.1	3.68	3.84
Total fair value hedges	6,100	4.8
Cash flow hedges:
Variable rate commercial real estate and commercial and industrial loans:
Active	15,200	0.7	3.81	3.78
Forward-starting	9,700	2.0	3.37	3.84
Total cash flow hedges	24,900	1.3
Total	$31,000	2.0
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
INTEREST RATE SWAP AGREEMENTS - EFFECT ON NET INTEREST INCOME

	Three Months Ended				Nine Months Ended
	September 30, 2026		June 30, 2026		September 30, 2026		September 30, 2025
(Dollars in millions)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)	Amount	Rate (a)
Increase (decrease) in:
Interest income	$3	.01%	$8	.02%	$16	.01%	$(108)	-.08%
Interest expense	5	.01	3	.01	12	.01	31	.03
Net interest income/margin	$(2)	-.01%	$5	.01%	$4	—%	$(139)	-.10%
Average notional amount (b)	$21,695		$21,265		$21,298		$20,614
Rate received (c)		3.70%		3.75%		3.74%		3.50%
Rate paid (c)		3.74		3.68		3.72		4.40
__________________________________________________________________________________
(a)Computed as an annualized percentage of average earning assets or interest-bearing liabilities.
(b)Excludes forward-starting interest rate swap agreements not in effect during the period.
(c)Weighted-average rate received or paid on interest rate swap agreements in effect during the period.

Lending activities
The following table summarizes changes in the components of average loans.
AVERAGE LOANS

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	Percentage Change	September 30, 2026	September 30, 2025	Percentage Change
Commercial and industrial	$65,887	$65,883	—%	$65,139	$61,234	6%
Real estate - commercial	24,862	23,221	7	23,709	24,796	-4
Real estate - residential	25,194	24,827	1	24,832	23,543	5
Consumer:
Home equity lines and loans	4,929	4,846	2	4,856	4,613	5
Recreational finance	15,044	14,483	4	14,538	13,317	9
Automobile	4,916	4,992	-2	4,997	5,120	-2
Other	2,464	2,398	3	2,406	2,225	8
Total consumer	27,353	26,719	2	26,797	25,275	6
Total	$143,296	$140,650	2%	$140,477	$134,848	4%
Average loans totaled $143.3 billion in the third quarter of 2026, up $2.6 billion from the second quarter of 2026.
•Commercial real estate loans increased $1.6 billion primarily reflecting an increase in average permanent loans secured by multifamily and health services properties.
•Average residential real estate loans increased $367 million reflecting purchases in the second quarter of 2026 and the retention of originated residential mortgage loans.
•Average consumer loans increased $634 million reflecting higher average balances of recreational finance loans of $561 million and modest growth in average balances of home equity loans and lines of credit.
In the first nine months of 2026, average loans increased $5.6 billion from the corresponding 2025 period.
•Average commercial and industrial loans increased $3.9 billion reflecting growth that spanned most industry types.
•Average commercial real estate loans declined $1.1 billion reflecting various strategies the Company executed to reduce its relative concentration of such loans designated as criticized, partially offset by increased originations in 2026. Average commercial real estate construction loans decreased $1.5 billion, partially offset by an increase of $429 million in average permanent commercial real estate loans. The decline in average commercial real estate construction loans reflects the sale of $661 million of out-of-footprint residential builder and developer loans in June 2025.
•Average residential real estate loans increased $1.3 billion reflecting the retention of originated residential mortgage loans and purchases.
•Average consumer loans increased $1.5 billion primarily reflecting growth in average recreational finance loans of $1.2 billion and home equity loans and lines of credit of $243 million.

Commercial and industrial borrowers in the financial and insurance industry include real estate investment trusts and other specialty lending businesses including fund banking companies and mortgage warehouse lending businesses. At September 30, 2026 and December 31, 2025, approximately 91% and 89% of loans to the financial and insurance industry, respectively, and 7% of loans to the services industry, at each date, were designated as loans to NDFIs as prescribed in regulatory guidance applicable to the Company. The following table presents commercial and industrial commitments and outstanding balances of loans to NDFIs at September 30, 2026 and December 31, 2025.
COMMERCIAL AND INDUSTRIAL COMMITMENTS AND LOANS TO NDFIs

	September 30, 2026		December 31, 2025
(Dollars in millions)	Commitment Amount	Outstanding Balance	Commitment Amount	Outstanding Balance
Mortgage credit intermediaries (a)	$12,507	$6,939	$10,197	$5,591
Private equity funds (b)	6,178	3,298	5,981	3,287
Business credit intermediaries (c)	3,881	2,000	3,288	1,770
Consumer credit intermediaries (d)	994	523	1,145	731
Other	2,810	967	3,269	1,139
Total	$26,370	$13,727	$23,880	$12,518
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
In July 2026, the Company transferred $8.3 billion of residential mortgage-backed securities from the available-for-sale portfolio to the held-to-maturity portfolio with gross unrealized gains of $32 million and gross unrealized losses of $24 million at the time of transfer. Those transfers reflect the Company's ability and intent to hold the investment securities until maturity and reduce the impact of future fluctuations in their fair value on its capital position.

Information about the Company's average investment securities portfolio is presented in the following table.
AVERAGE INVESTMENT SECURITIES

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	Percentage Change	September 30, 2026	September 30, 2025	Percentage Change
Investment securities available for sale:
U.S. Treasury	$3,338	$3,227	3%	$3,978	$7,702	-48%
Mortgage-backed securities (a)	16,283	22,213	-27	19,153	13,435	43
Other	1	1	—	1	3	-65
Total available for sale	19,622	25,441	-23	23,132	21,140	9
Investment securities held to maturity:
U.S. Treasury	399	397	—	400	508	-21
Mortgage-backed securities (a)	15,436	9,550	62	11,604	10,498	11
State and political subdivisions	1,968	2,057	-4	2,042	2,259	-10
Other	1	1	-4	1	1	-14
Total held to maturity	17,804	12,005	48	14,047	13,266	6
Equity and other securities	1,126	1,282	-12	1,199	1,060	13
Total investment securities	$38,552	$38,728	—%	$38,378	$35,466	8%
__________________________________________________________________________________
(a)Primarily government issued or guaranteed.
The investment securities portfolio averaged $38.6 billion in the third quarter of 2026, a modest decline from the second quarter of 2026. Investment securities averaged $38.4 billion for the nine months ended September 30, 2026, an increase of $2.9 billion from the similar 2025 period. That increase reflects the Company's deployment of liquidity into predominantly fixed-rate mortgage-backed investment securities. In the first quarter of 2026 the Company sold $2.5 billion of U.S. Treasury securities, all of which had maturity dates in 2026. There were no significant sales of debt investment securities in the second or third quarters of 2026 or the first three quarters of 2025. The weighted-average current yield for total investment securities available for sale was 4.48% at September 30, 2026, compared with 4.73% at June 30, 2026 and 4.65% at September 30, 2025. The weighted-average duration of that portfolio was 3.6 years and 3.1 years at September 30, 2026 and June 30, 2026, respectively, compared with 2.5 years at September 30, 2025. The increase in the weighted-average duration from September 30, 2025 reflects the sale of U.S. Treasury securities near maturity and purchase of fixed-rate mortgage-backed investment securities with longer maturity dates and the impact of rising interest rates on fixed-rate mortgage-backed investment securities. The Company routinely adjusts its holdings of capital stock of the FHLB of New York and the FRB of New York based on amounts of outstanding borrowings and available lines of credit with those entities.
The Company regularly reviews its debt investment securities for declines in value below amortized cost that might be indicative of credit-related losses. There were no credit-related losses on debt investment securities recognized in each of the nine months ended September 30, 2026 and September 30, 2025. Additional information about the investment securities portfolio is included in notes 3 and 13 of Notes to Financial Statements.
Other earning assets are comprised primarily of interest-bearing deposits at banks. Other earning assets averaged $14.2 billion and $15.1 billion during the three months ended September 30, 2026 and June 30, 2026, respectively, and $15.2 billion and $19.1 billion during the nine months ended September 30, 2026 and 2025, respectively. The amounts of other earning assets at those respective dates were primarily comprised of deposits held at the FRB of New York. The Company considers such deposits to be an immediate source of funds in its liquidity management processes. In general, the levels of those deposits often fluctuate due to changes in deposits of retail and commercial customers, trust-related deposits and brokered deposits, lending activities and additions to or maturities of investment securities or borrowings.

Funding activities - deposits
The most significant source of funding for the Company is core deposits from its customer base. The Company considers noninterest-bearing deposits, savings and interest-checking deposits and time deposits of $250,000 or less as core deposits. The Company’s domestic banking network is its principal source of core deposits, which generally carry lower interest rates than wholesale funds of comparable maturities. Average core deposits represented 79% of average earning assets for each of the quarters ended September 30, 2026 and June 30, 2026 and for the nine months ended September 30, 2026, compared with 78% for the nine months ended September 30, 2025. The Company also utilizes brokered deposits as a component of its wholesale funding strategy. Depending on market conditions, including demand by customers and other investors, and the cost of funds available from alternative sources, the Company may change the amount or composition of brokered deposits in the future. The following table provides an analysis of changes in the components of average deposits.
AVERAGE DEPOSITS

	Three Months Ended			Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	Percentage Change	September 30, 2026	September 30, 2025	Percentage Change
Noninterest-bearing deposits	$43,708	$43,964	-1%	$44,070	$44,877	-2%
Savings and interest-checking deposits (a)	102,649	100,243	2	100,006	93,343	7
Time deposits of $250,000 or less	9,894	9,967	-1	9,937	10,444	-5
Total core deposits (a)	156,251	154,174	1	154,013	148,664	4

Time deposits greater than $250,000	3,035	2,865	6	2,906	3,003	-3
Brokered savings and interest-checking deposits (a)	5,364	5,509	-3	6,777	10,035	-32
Brokered time deposits	2,127	976	118	1,139	609	87
Total deposits	$166,777	$163,524	2%	$164,835	$162,311	2%
__________________________________________________________________________________
(a)During the second quarter of 2026, certain savings and interest-checking deposit arrangements were redesignated as core deposits consistent with regulatory presentation. The resulting increase in average core deposits and decrease in average brokered deposits was $4.4 billion and $3.5 billion for the three months ended September 30, 2026 and June 30, 2026, respectively, and was $2.7 billion for the nine months ended September 30, 2026.
Total deposits averaged $166.8 billion in the recent quarter, up $3.3 billion from the second quarter of 2026. The increase reflects higher average core savings and interest-checking deposits of $2.4 billion and average brokered time deposits of $1.2 billion.
In the first nine months of 2026, total average deposits increased $2.5 billion from the first nine months of 2025. Average core deposits increased $5.3 billion reflecting growth in average savings and interest-checking deposits from commercial customers and the redesignation of certain deposit arrangements in the second quarter of 2026. Partially offsetting that increase was lower average noninterest-bearing deposits predominantly from commercial customers.

The accompanying table summarizes the components of average total deposits by reportable segment for the three months ended September 30, 2026 and June 30, 2026 and the nine months ended September 30, 2026 and 2025.
AVERAGE DEPOSITS BY REPORTABLE SEGMENT

(Dollars in millions)	Commercial Bank	Retail Bank	Institutional Services and Wealth Management	All Other	Total
Three Months Ended September 30, 2026
Noninterest-bearing deposits	$9,564	$24,997	$8,259	$888	$43,708
Savings and interest-checking deposits	40,007	52,992	9,877	5,137	108,013
Time deposits	524	12,345	58	2,129	15,056
Total	$50,095	$90,334	$18,194	$8,154	$166,777

Three Months Ended June 30, 2026
Noninterest-bearing deposits	$9,727	$24,843	$8,766	$628	$43,964
Savings and interest-checking deposits	38,587	52,402	9,882	4,881	105,752
Time deposits	330	12,444	57	977	13,808
Total	$48,644	$89,689	$18,705	$6,486	$163,524

Nine Months Ended September 30, 2026
Noninterest-bearing deposits	$9,818	$24,699	$8,843	$710	$44,070
Savings and interest-checking deposits	39,179	52,525	9,953	5,126	106,783
Time deposits	384	12,403	55	1,140	13,982
Total	$49,381	$89,627	$18,851	$6,976	$164,835

Nine Months Ended September 30, 2025
Noninterest-bearing deposits	$10,970	$24,342	$9,001	$564	$44,877
Savings and interest-checking deposits	34,508	52,488	9,717	6,665	103,378
Time deposits	330	13,079	37	610	14,056
Total	$45,808	$89,909	$18,755	$7,839	$162,311

Funding activities - borrowings
The following table summarizes the average balances utilized from the Company's short-term and long-term borrowing facilities and note programs.
AVERAGE BORROWINGS

	Three Months Ended		Nine Months Ended
(Dollars in millions)	September 30, 2026	June 30, 2026	September 30, 2026	September 30, 2025
Short-term borrowings:
Federal funds purchased and repurchase agreements	$560	$470	$413	$122
FHLB advances	4,688	7,546	5,905	2,891
Total short-term borrowings	5,248	8,016	6,318	3,013

Long-term borrowings:
Senior notes	8,731	8,427	8,235	8,515
FHLB advances	2	3	3	224
Subordinated notes	1,746	1,641	1,547	672
Junior subordinated debentures	404	403	403	404
Asset-backed notes	3,084	2,294	2,419	1,850
Other	10	10	10	10
Total long-term borrowings	13,977	12,778	12,617	11,675
Total borrowings	$19,225	$20,794	$18,935	$14,688
The Company uses borrowing capacity from banks, the FHLBs, the FRB of New York and others as sources of funding. Short-term borrowings represent arrangements that at the time they were entered into had a contractual maturity of one year or less. The levels of short-term borrowings in the third quarter of 2026 as compared with the second quarter of 2026, as well as for the nine months ended September 30, 2026 as compared with the similar 2025 period reflect the Company's management of liquidity.
The levels of long-term borrowings reflect the Company's strategies to maintain diversified wholesale funding sources and provide long-term funding stabilization. The following table provides a summary of the Company's issuances, maturities and redemptions of long-term borrowings in the recent quarter as well as for the nine months ended September 30, 2026.
LONG-TERM BORROWING ISSUANCES, MATURITIES AND REDEMPTIONS

(Dollars in millions)	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Issuances (a):
Senior notes of M&T Bank	$—	$1,200
Subordinated notes of M&T	—	500
Asset-backed notes	627	2,144
Maturities/Redemptions (b):
__________________________________________________________________________________
(a)At par value.
(b)Excludes paydowns of asset-backed notes. There were no significant maturities or redemptions of long-term borrowings in the first nine months of 2026.
Additional information regarding borrowings is provided in notes 5 and 12 of Notes to Financial Statements.

Provision for Credit Losses
A provision for credit losses is recorded to adjust the level of the allowance to reflect expected credit losses that are based on economic forecasts as of each reporting date. A provision for credit losses of $135 million was recorded in the third quarter of 2026, compared with $120 million in the second quarter of 2026. A $5 million provision for unfunded credit commitments was recorded in the third quarter of 2026. There was no provision for unfunded credit commitments in the second quarter of 2026. The higher provision for credit losses in the third quarter of 2026 as compared with the second quarter of 2026 reflects loan growth. For the nine months ended September 30, 2026 and 2025, the Company recorded a provision for credit losses of $395 million and $380 million, respectively.
A summary of the Company's net charge-offs by loan type and as an annualized percent of such average loans is presented in the table that follows.
NET CHARGE-OFF (RECOVERY) INFORMATION

	Three Months Ended
	September 30, 2026		June 30, 2026
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$66	.40%	$20	.13%
Real estate:
Commercial	—	—	6	.14
Residential builder and developer	—	—	—	—
Other commercial construction	—	—	—	—
Residential	(1)	-.01	—	—
Consumer:
Home equity lines and loans	(1)	-.08	—	—
Recreational finance	32	.85	26	.71
Automobile	5	.40	5	.36
Other	26	3.92	23	3.85
Total	$127	.35%	$80	.23%

	Nine Months Ended
	September 30, 2026		September 30, 2025
(Dollars in millions)	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans	Net Charge-Offs (Recoveries)	Annualized Percent of Average Loans
Commercial and industrial	$111	.23%	$139	.30%
Real estate:
Commercial	23	.15	57	.39
Residential builder and developer	—	—	—	—
Other commercial construction	—	—	6	.15
Residential	(2)	-.01	—	—
Consumer:
Home equity lines and loans	(1)	-.02	(1)	-.04
Recreational finance	92	.85	76	.76
Automobile	16	.42	16	.41
Other	73	3.86	75	4.53
Total	$312	.30%	$368	.36%

Asset quality
A summary of nonperforming assets and certain past due loan data and credit quality ratios is presented in the accompanying table.
NONPERFORMING ASSET AND PAST DUE LOAN DATA

(Dollars in millions)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Nonaccrual loans	$1,298	$1,208	$1,252	$1,512
Real estate and other foreclosed assets	28	23	35	37
Total nonperforming assets	$1,326	$1,231	$1,287	$1,549
Accruing loans past due 90 days or more	$570	$603	$561	$432
Government-guaranteed loans included in totals above:
Nonaccrual loans	81	78	83	71
Accruing loans past due 90 days or more (a)	556	586	543	403
Loans 30-89 days past due	1,240	1,450	1,751	1,200

Nonaccrual loans as a percent of total loans	.90%	.85%	.91%	1.11%
Nonperforming assets as a percent of total loans and real estate and other foreclosed assets	.92	.86	.93	1.13
Accruing loans past due 90 days or more as a percent of total loans	.39	.42	.41	.32
Loans 30-89 days past due as a percent of total loans	.86	1.02	1.27	.88
__________________________________________________________________________________
(a)Primarily residential real estate loans.
Nonaccrual loans at September 30, 2026 increased $90 million from June 30, 2026 reflecting a $47 million rise in commercial and industrial nonaccrual loans and a $41 million rise in commercial real estate nonaccrual loans. Nonaccrual loans declined $214 million from September 30, 2025, primarily driven by a $143 million reduction in commercial and industrial nonaccrual loans and an $89 million reduction in commercial real estate nonaccrual loans. Approximately 48% of nonaccrual commercial and industrial and commercial real estate loans were considered current with respect to their payment status at September 30, 2026.
Government-guaranteed loans designated as accruing loans past due 90 days or more included one-to-four family residential mortgage loans serviced by the Company that were repurchased to reduce associated servicing costs, including a requirement to advance principal and interest payments that had not been received from individual mortgagors. Despite the loans being purchased by the Company, the insurance or guarantee by the applicable government-related entity remains in force. The outstanding principal balances of the repurchased loans that are guaranteed by government-related entities included in accruing loans past due 90 days or more totaled $468 million at September 30, 2026, $489 million at June 30, 2026, $459 million at December 31, 2025 and $333 million at September 30, 2025. Accruing loans past due 90 days or more not guaranteed by government-related entities were loans considered to be with creditworthy borrowers that were in the process of collection or renewal. Additional information about past due and nonaccrual loans is included in note 4 of Notes to Financial Statements.
The Company utilizes a loan grading system to differentiate risk amongst its commercial and industrial loans and commercial real estate loans. Loans with a lower expectation of default are assigned one of ten possible "pass" loan grades while specific loans determined to have an elevated level of credit risk are designated as "criticized." A criticized loan may be designated as "nonaccrual" if the Company no longer expects to collect all amounts owed under the terms of the loan agreement or the loan is delinquent 90 days or more. Targeted reviews are periodically performed over segments of loan portfolios that may be experiencing heightened credit risk due to current or anticipated economic conditions. The intention of such reviews is to identify trends across such portfolios and inform portfolio risk limits and loss mitigation strategies. In the recent quarter, the Company continued to monitor commercial borrowers in certain industry sectors that may be affected by rising interest rates, higher energy and transportation costs and international trade policy changes, such as tariffs, including retail and wholesale trade, manufacturing, food service and packaging companies. The Company has considered the information gathered in such reviews in the assignment of loan grades.

The Company continues to monitor its commercial real estate loan portfolio. The primary source of repayment of these loans is typically tenant lease payments to the investor/borrower. Elevated vacancies impacting some property types have contributed to lower current and anticipated future debt service coverage ratios, which have and may continue to influence the ability of borrowers to make existing loan payments. Lower debt service coverage ratios, reduced commercial real estate values and potentially higher interest rates could also impact the ability of borrowers to refinance their obligations at loan maturity. The Company actively monitors interest rate-sensitive borrowers to reassess loan grades. The LTV ratio is one of many factors considered in assessing overall portfolio risks and loss mitigation strategies for the investor-owned commercial real estate portfolio. In determining the LTV ratio, the Company considers cross-collateralization of all exposures secured by the supporting collateral and the estimated value of such collateral. Subsequent to the origination of commercial real estate loans, updated appraisals are obtained in the normal course of business for renewals, extensions and modifications to commitment levels. As the quality of a loan deteriorates to the point of designating the loan as "criticized nonaccrual," the process of obtaining updated collateral valuation information is usually initiated, unless it is not considered warranted given factors such as the relative size of the loan or the age of the last valuation. In those cases where current appraisals may not yet be available, prior appraisals are utilized with adjustments, as deemed necessary, for estimates of subsequent declines in values as determined by line of business and/or loan workout personnel. Those adjustments are reviewed and assessed for reasonableness by the Company’s credit risk personnel. Accordingly, for real estate collateral securing larger nonaccrual commercial and industrial loans and commercial real estate loans, estimated collateral values are generally based on current estimates of value.
The Company monitors its concentration of commercial real estate lending as a percent of its Tier 1 capital plus its allowable allowance for credit losses, consistent with a metric utilized to differentiate such concentrations amongst regulated financial institutions. This metric, as prescribed in supervisory guidance, excludes loans secured by commercial real estate considered to be owner-occupied, but includes certain other loans, such as loans to real estate investment trusts, that are classified as commercial and industrial loans. The Company's commercial real estate loan concentration approximated 137% of Tier 1 capital plus its allowable allowance for credit losses at September 30, 2026, compared with 134% at June 30, 2026, 124% at December 31, 2025 and 128% at September 30, 2025.
The accompanying tables summarize the outstanding balances, and associated criticized balances, of commercial and industrial loans by industry and commercial real estate loans by property type, respectively, at September 30, 2026 and December 31, 2025.

CRITICIZED COMMERCIAL AND INDUSTRIAL LOANS

	September 30, 2026				December 31, 2025
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Commercial and industrial excluding owner-occupied real estate by industry:
Financial and insurance	$13,731	$257	$7	$264	$12,749	$200	$4	$204
Services	8,719	259	49	308	7,887	271	74	345
Motor vehicle and recreational finance dealers	6,706	392	1	393	7,185	541	10	551
Manufacturing	6,311	407	79	486	6,094	344	52	396
Wholesale	4,473	200	43	243	4,373	276	57	333
Transportation, communications, utilities	4,456	167	56	223	3,883	196	51	247
Retail	3,347	310	85	395	3,087	213	25	238
Construction	2,412	199	35	234	2,260	211	39	250
Health services	1,811	50	20	70	1,816	56	35	91
Real estate investors	1,589	165	4	169	1,574	202	6	208
Other	1,370	108	75	183	1,300	110	41	151
Total commercial and industrial excluding owner-occupied real estate	54,925	2,514	454	2,968	52,208	2,620	394	3,014
Owner-occupied real estate by industry:
Services	2,351	58	73	131	2,368	84	32	116
Motor vehicle and recreational finance dealers	2,263	135	—	135	2,234	164	1	165
Retail	1,929	74	14	88	1,893	24	15	39
Health services	1,413	42	18	60	1,268	122	47	169
Wholesale	1,079	25	20	45	978	95	3	98
Manufacturing	735	45	9	54	791	79	12	91
Real estate investors	585	40	12	52	616	31	8	39
Other	1,093	51	17	68	1,050	58	15	73
Total owner-occupied real estate	11,448	470	163	633	11,198	657	133	790
Total commercial and industrial	$66,373	$2,984	$617	$3,601	$63,406	$3,277	$527	$3,804

Criticized loans as a percent of total commercial and industrial loans				5.4%				6.0%
CRITICIZED COMMERCIAL REAL ESTATE LOANS

	September 30, 2026				December 31, 2025
(Dollars in millions)	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized	Outstanding	Criticized Accrual	Criticized Nonaccrual	Total Criticized
Permanent finance by property type:
Apartments/Multifamily	$7,320	$268	$26	$294	$6,353	$431	$45	$476
Retail/Service	4,313	394	43	437	4,164	546	70	616
Industrial/Warehouse	3,510	142	—	142	2,297	77	8	85
Office	3,066	548	151	699	3,423	644	121	765
Health services	1,841	88	20	108	1,548	150	56	206
Hotel	1,728	170	17	187	1,743	173	19	192
Other	443	20	1	21	180	20	1	21
Total permanent	22,221	1,630	258	1,888	19,708	2,041	320	2,361
Construction/Development	3,340	573	35	608	3,627	1,080	13	1,093
Total commercial real estate	$25,561	$2,203	$293	$2,496	$23,335	$3,121	$333	$3,454

Criticized loans as a percent of total commercial real estate loans				9.8%				14.8%
Commercial real estate loans weighted-average LTV ratio				55				56
Commercial real estate criticized loans weighted-average LTV ratio				63				67

The $203 million reduction in commercial and industrial criticized loans from December 31, 2025 to September 30, 2026 reflects lower criticized loans to motor vehicle and recreational finance dealers, wholesale and health services industries, partially offset by higher criticized loans predominantly to borrowers in the retail and financial and insurance industries. The $958 million decline in commercial real estate criticized loans from December 31, 2025 to September 30, 2026 reflects a $485 million decline in construction and development loans designated as criticized and a $473 million decline in criticized permanent loans secured by most property types. At September 30, 2026, approximately 97% of criticized accrual loans and 48% of criticized nonaccrual loans were considered current with respect to their payment status.
For loans secured by residential real estate the Company’s loss identification and estimation techniques make reference to loan performance and house price data in specific areas of the country where collateral securing those loans is located. For loans secured by residential real estate, including home equity loans and lines of credit, the excess of the loan balance over the net realizable value of the property collateralizing the loan is charged-off when the loan becomes 150 days delinquent. Information about the location of nonaccrual loans secured by residential real estate at September 30, 2026 and December 31, 2025 is presented in the following table.
NONACCRUAL LOANS SECURED BY RESIDENTIAL REAL ESTATE

	September 30, 2026			December 31, 2025
		Nonaccrual			Nonaccrual
(Dollars in millions)	Outstanding Balances	Balances	Percent of Outstanding Balances	Outstanding Balances	Balances	Percent of Outstanding Balances
Residential mortgage loans (a):
New York	$6,669	$106	1.58%	$6,751	$109	1.62%
Mid-Atlantic	8,206	79	.97	7,721	86	1.11
New England	6,877	45	.66	6,529	39	.60
Other	3,549	33	.92	3,432	30	.89
Total	$25,301	$263	1.04%	$24,433	$264	1.08%
First lien home equity loans and lines of credit:
New York	$745	$13	1.72%	$740	$14	1.96%
Mid-Atlantic	876	14	1.63	875	17	1.92
New England	449	4	.91	426	4	.95
Other	19	1	1.81	20	3	13.94
Total	$2,089	$32	1.51%	$2,061	$38	1.85%
Junior lien home equity loans and lines of credit:
New York	$967	$19	2.00%	$920	$19	2.03%
Mid-Atlantic	1,183	18	1.55	1,120	19	1.70
New England	723	7	.89	675	6	.88
Other	29	—	—	31	—	—
Total	$2,902	$44	1.53%	$2,746	$44	1.60%
__________________________________________________________________________________
(a)Includes $598 million and $673 million of limited documentation first lien mortgage loans with nonaccrual loan balances totaling $39 million and $50 million at September 30, 2026 and December 31, 2025, respectively.
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

Consumer loans not secured by residential real estate are generally charged-off when the loans are 91 to 180 days past due, depending on whether the loan is collateralized and the status of repossession activities with respect to such collateral. The Company primarily originates recreational finance loans and automobile loans indirectly through dealerships across the U.S. At September 30, 2026, the percent of recreational finance loans and automobile loans with FICO scores of 700 or greater at origination date was 99% and 84%, respectively. A comparative summary of nonaccrual consumer loan balances and the respective percent of outstanding balances of each consumer loan product at September 30, 2026 and December 31, 2025 is presented in the following table.
NONACCRUAL CONSUMER LOANS

	September 30, 2026		December 31, 2025
(Dollars in millions)	Nonaccrual Loans	Percent of Outstanding Balances	Nonaccrual Loans	Percent of Outstanding Balances
Home equity lines and loans	$76	1.52%	$82	1.71%
Recreational finance	34	.23	30	.21
Automobile	10	.20	11	.21
Other	5	.20	5	.19
Total	$125	.45%	$128	.48%
Allowance for loan losses
Management determines the allowance for loan losses under accounting guidance that requires estimating the amount of current expected credit losses over the remaining contractual term of the loan portfolio. A description of the methodologies used by the Company to estimate its allowance for loan losses can be found in note 4 of Notes to Financial Statements.
At the time of the Company’s analysis regarding the determination of the allowance for loan losses as of September 30, 2026 uncertainties existed about the impact of inflationary pressures, rising interest rates and potential increases in unemployment on the discretionary income and purchasing power of consumers, which could impact their ability to service existing debt obligations; the volatile nature of global markets and international economic conditions that could impact the U.S. economy, including the effect of international trade policies and recent military conflicts on domestic businesses and consumers; uncertainty related to Federal Reserve positioning of monetary policy and the potential impacts on future economic growth; potential shifts in the labor market resulting from rapid development and deployment of generative and agentic artificial intelligence; downward pressures on commercial real estate values, including office properties, and the impacts on the ability of commercial borrowers to refinance maturing debt obligations at potentially higher interest rates; and the extent to which borrowers may be negatively affected by general economic conditions.
In establishing the allowance for loan losses, the Company estimates losses attributable to specific troubled credits identified through both normal and targeted credit review processes and also estimates losses for other loans with similar risk characteristics on a collective basis, generally through the use of statistically developed credit models, which are required to achieve a satisfactory independent validation by the Company's Model Risk Management Department, or other quantitative methodologies. In determining the allowance for loan losses, the Company may adjust forecasted loss estimates for inherent limitations or biases in the models as well as for other factors that may not be adequately considered in its quantitative methodologies including the impact of portfolio concentrations, imprecision in economic forecasts, geopolitical conditions and other risk factors that influence the loss estimation process. At each of September 30, 2026, June 30, 2026 and December 31, 2025, the Company qualitatively adjusted credit loss estimates for inherent limitations in the ability to assess real-time changes in commercial borrower performance and for environmental influences affecting certain loan portfolios. Qualitative adjustments at September 30, 2026, June 30, 2026 and December 31, 2025, primarily related to portfolio exposures to certain commercial and industrial borrowers, commercial real estate loans and consumer loans, were generally similar. Such qualitative adjustments at March 31, 2026 were elevated reflective of the potential negative impact of global conflicts on economic forecasts utilized at that date.

Forward-looking estimates of certain macroeconomic variables are determined by the M&T Scenario Review Committee, which is comprised of senior management business leaders and economists. The weighted-average of macroeconomic assumptions utilized as of September 30, 2026, June 30, 2026 and December 31, 2025 are presented in the following table and were based on information available at or near the time the Company was preparing its estimate of expected credit losses as of those dates.
ALLOWANCE FOR LOAN LOSSES MACROECONOMIC ASSUMPTIONS

	September 30, 2026			June 30, 2026			December 31, 2025
	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative	Year 1	Year 2	Cumulative
National unemployment rate	4.8%	5.2%		4.8%	5.1%		5.0%	5.2%
Real GDP growth rate	1.2	2.1	3.3%	1.3	1.9	3.2%	1.6	1.8	3.4%
Commercial real estate price index growth/decline rate	.8	1.1	2.2	-.6	1.7	1.3	-2.8	1.0	-1.6
Home price index growth rate	.2	3.0	3.2	.2	3.0	3.2	.2	2.7	2.9
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
ALLOWANCE FOR LOAN LOSSES SENSITIVITIES

September 30, 2026	Year 1	Year 2	Cumulative
Potential downside economic scenario:
National unemployment rate	6.9%	8.1%
Real GDP growth/decline rate	-2.5	1.5	-1.0%
Commercial real estate price index decline rate	-11.6	-6.2	-17.1
Home price index growth/decline rate	-9.2	2.9	-6.6
Potential upside economic scenario:
National unemployment rate	3.8	3.8
Real GDP growth rate	3.2	2.5	5.7
Commercial real estate price index growth rate	6.0	4.4	10.6
Home price index growth rate	4.8	4.9	10.0

(Dollars in millions)	Impact to Modeled Credit Losses Increase (Decrease)
Potential downside economic scenario	$233
Potential upside economic scenario	(103)
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
ALLOWANCE FOR LOAN LOSSES AND RESERVE FOR UNFUNDED CREDIT COMMITMENTS

(Dollars in millions)	September 30, 2026	June 30, 2026	December 31, 2025
Allowance for loan losses:
Commercial and industrial	$842	$832	$771
Real estate - commercial (a)	383	408	472
Real estate - residential	98	100	100
Consumer	856	836	773
Total	$2,179	$2,176	$2,116
Allowance for loan losses as a percent of loans:
Commercial and industrial	1.27%	1.26%	1.22%
Real estate - commercial (a)	1.50	1.68	2.02
Real estate - residential	.39	.40	.41
Consumer	3.11	3.08	2.92
Total	1.51	1.53	1.54

Allowance for loan losses as a percent of total nonaccrual loans (b)	168	180	169

Reserve for unfunded credit commitments (c)	$93	$95	$80
__________________________________________________________________________________
(a)Included in the allowance for loan losses were reserves allocated as a percent of commercial real estate loans secured by office properties of 3.98% at September 30, 2026, 3.91% at June 30, 2026 and 4.65% at December 31, 2025.
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
Management has assessed that the allowance for loan losses at September 30, 2026 appropriately reflected expected credit losses in the portfolio as of that date. The lower ratio of the allowance for loan losses as a percent of total loans outstanding at September 30, 2026 and June 30, 2026 as compared with December 31, 2025 reflects lower levels of criticized commercial and industrial loans and commercial real estate loans, partially offset by loan growth. The level of the allowance reflects management’s evaluation of the loan portfolio as of each respective date using the methodology and considering the factors as described herein. Should the various economic forecasts and credit factors considered by management in establishing the allowance for loan losses change and should management’s assessment of losses in the loan portfolio also change, the level of the allowance as a percent of loans could increase or decrease in future periods.

Other Income
As reported on M&T's Form 8-K filed on September 28, 2026, effective for the third quarter of 2026, M&T made certain changes and reclassifications to other income categories presented in its Consolidated Statement of Income. All periods presented herein reflect these changes.
The components of other income are presented in the accompanying table.
OTHER INCOME

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Trust and investment services income	$230	$235	$(5)	-2%	$684	$643	$41	7%
Mortgage banking revenues	152	127	25	19	406	395	11	3
Service charges on deposit accounts	109	107	2	1	322	307	15	5
Card revenues	90	89	1	2	257	257	—	—
Letter of credit and credit-related fees	46	44	2	4	132	132	—	—
Capital markets and advisory revenues	32	41	(9)	-24	109	89	20	23
Gain (loss) on bank investment securities	(1)	2	(3)	—	5	1	4	—
Other revenues from operations	85	95	(10)	-12	257	222	35	16
Total other income	$743	$740	$3	—%	$2,172	$2,046	$126	6%
Trust and investment services income
Trust and investment services income includes revenues from two significant businesses managed within the Company's Institutional Services and Wealth Management segment. The Institutional Services business provides a variety of trustee, agency, investment management and administrative services for corporations and institutions, investment bankers, corporate tax, finance and legal executives, and other institutional clients who: (i) use capital markets financing structures; (ii) use independent trustees to hold assets; and (iii) need investment and cash management services. The Wealth Management business offers personal trust, planning and advisory, fiduciary, asset management, family office and other services designed to help high net worth individuals and families grow, preserve and transfer wealth. Trust and investment services income also includes income from the sale of mutual funds and annuities, securities brokerage fees and select investment products of LPL Financial, an independent financial services broker.
TRUST AND INVESTMENT SERVICES INCOME AND ASSETS UNDER MANAGEMENT

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Trust and investment services income
Institutional Services	$102	$104	$(2)	-2%	$302	$285	$17	6%
Wealth Management	89	92	(3)	-3	267	252	15	6
Commercial	1	1	—	—	3	3	—	—
Total trust income	192	197	(5)	-3	572	540	32	6
Brokerage services income	38	38	—	—	112	103	9	9
Total trust and investment services income	$230	$235	$(5)	-2%	$684	$643	$41	7%

(Dollars in millions)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Assets under management at period end
Trust assets under management (excluding proprietary funds) (a)	$83,380	$84,705	$68,104	$67,447
Proprietary mutual funds	15,227	15,216	16,075	15,833
Total assets under management	$98,607	$99,921	$84,179	$83,280
__________________________________________________________________________________
(a)The increase in trust assets under management from December 31, 2025 to each of September 30, 2026 and June 30, 2026 predominantly reflects managed assets related to a single customer construction project.

Trust and investment services income decreased $5 million in the recent quarter as compared with the second quarter of 2026 reflecting seasonal tax services fees earned by the Wealth Management business in the second quarter of 2026.
For the nine months ended September 30, 2026, trust and investment services income increased $41 million as compared with the similar 2025 period. Institutional Services trust income rose $17 million reflecting higher sales and fund management fees and Wealth Management trust income increased $15 million reflecting comparatively higher assets under management and favorable market performance associated with those assets. Brokerage service income increased $9 million reflecting higher managed and advisory fees.
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
RESIDENTIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Residential mortgage banking revenues
Gains on loans originated for sale	$9	$7	$2	30%	$24	$23	$1	4%
Loan servicing:
Loan servicing fees	33	33	—	-1	98	105	(7)	-7
Changes in fair value of mortgage loan servicing right assets, net of hedging activities (a)	(16)	(11)	(5)	-37	(40)	—	(40)	—
Loan sub-servicing and other fees	93	67	26	38	222	159	63	39
Total loan servicing	110	89	21	23	280	264	16	6
Total residential mortgage banking revenues	$119	$96	$23	24%	$304	$287	$17	6%
New commitments to originate loans for sale	$377	$411	$(34)	-8%	$1,188	$1,019	$169	17%

(Dollars in millions)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Balances at period end
Loans held for sale	$249	$256	$441	$327
Commitments to originate loans for sale	191	258	224	329
Commitments to sell loans	407	467	645	576
Capitalized mortgage loan servicing assets	572	540	287	305

Loans serviced for others	34,909	35,253	35,873	36,421
Loans sub-serviced for others (b)	179,605	183,599	156,938	161,785
Total loans serviced for others	$214,514	$218,852	$192,811	$198,206
__________________________________________________________________________________
(a)Includes a $15 million and a $48 million reduction in fair value attributable to the realization of expected net servicing cash flows over time for the three-month and nine-month periods ended September 30, 2026, respectively.
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

In June 2026, the Company began sub-servicing $62.9 billion of additional residential mortgage loans with contractual servicing rights held by Bayview Financial. In March 2026, servicing functions for $30.1 billion of residential mortgage loans were returned to Bayview Financial as contractual holder of those servicing rights.
The higher residential mortgage banking revenues for the three and nine months ended September 30, 2026 as compared with the three months ended June 30, 2026 and nine months ended September 30, 2025, respectively, reflect increased sub-servicing revenues from the net addition of sub-serviced loans. Partially offsetting the increase in residential mortgage banking revenues in the first three quarters of 2026 as compared with the similar 2025 period was the impact of the Company's accounting election described herein.
COMMERCIAL MORTGAGE BANKING ACTIVITIES

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Commercial mortgage banking revenues
Gains on loans originated for sale	$13	$13	$—	—%	$44	$50	$(6)	-12%
Loan servicing fees and other	20	18	2	9	58	58	—	—
Total commercial mortgage banking revenues	$33	$31	$2	5%	$102	$108	$(6)	-6%
Loans originated for sale to other investors	$737	$746	$(9)	-1%	$2,618	$3,138	$(520)	-17%

(Dollars in millions)	September 30, 2026	June 30, 2026	December 31, 2025	September 30, 2025
Balances at period end
Loans held for sale	$263	$259	$484	$278
Commitments to originate loans for sale	559	485	773	1,074
Commitments to sell loans	826	740	1,253	1,292
Capitalized mortgage loan servicing assets	132	136	132	123

Loans serviced for others (a)	31,204	31,368	30,309	28,957
Loans sub-serviced for others	4,013	4,072	4,231	4,297
Total loans serviced for others	$35,217	$35,440	$34,540	$33,254
__________________________________________________________________________________
(a)Includes $4.6 billion at each of September 30, 2026 and December 31, 2025, $4.7 billion at June 30, 2026 and $4.4 billion at September 30, 2025 of loan balances for which investors had recourse to the Company if such balances are ultimately uncollectable.
The decline in gains on commercial mortgage loans originated for sale in the first nine months of 2026 as compared with the first nine months of 2025 reflects decreased volume of new commitments to originate commercial real estate loans for sale.
Service charges on deposit accounts
Service charges on deposit accounts for the first nine months of 2026 increased $15 million as compared with the first nine months of 2025 reflecting higher commercial service charges that resulted from pricing changes and increased customer usage of sweep products and higher consumer service charges.
Capital markets and advisory revenues
Capital markets and advisory revenues includes loan syndication fees, underwriting and advisory revenues along with fees related to interest rate swap agreements and foreign exchange contracts. The Company enters into interest rate swap agreements and foreign exchange contracts with customers who need such services and concomitantly enters into offsetting trading positions with third parties to minimize the risks involved with these types of transactions. Information about the notional amount of interest rate, foreign exchange and other non-hedging contracts entered into by the Company is included in note 11 of Notes to Financial Statements and herein under the heading "Market Risk and Interest Rate Sensitivity." As compared with the second quarter of 2026, capital markets and advisory revenues decreased $9 million reflecting a decline in loan syndication fees and lower revenues from interest rate swap transactions with commercial customers in the recent quarter. For the first nine months of 2026, capital markets and advisory revenues increased $20 million reflecting higher revenues from interest rate swap transactions with commercial customers.

Other revenues from operations
The components of other revenues from operations are presented in the accompanying table.
OTHER REVENUES FROM OPERATIONS

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Bank owned life insurance revenue	$17	$20	$(3)	-12%	$55	$56	$(1)	-2%
Equipment operating lease income	12	11	1	4	34	37	(3)	-9
BLG income (a)	31	47	(16)	-34	111	20	91	455
Earnout payment related to 2023 sale of CIT business	—	—	—	—	—	28	(28)	-100
Gains on sales of out-of-footprint loan portfolio	—	—	—	—	—	15	(15)	-100
Gain on sale of institutional services subsidiary	—	—	—	—	—	10	(10)	-100
Other	25	17	8	47	57	56	1	2
Total other revenues from operations	$85	$95	$(10)	-12%	$257	$222	$35	16%
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
Other revenues from operations decreased $10 million in the third quarter of 2026 as compared with the second quarter of 2026 reflecting a lower distribution from M&T's investment in BLG.
Higher other revenues from operations in the first nine months of 2026 as compared with the first nine months of 2025 reflected $91 million of higher distributions received from M&T's investment in BLG in the first nine months of 2026, partially offset by a distribution of an earnout payment of $28 million related to the Company's 2023 sale of its CIT business, gains on the sales of an out-of-footprint residential builder and developer loan portfolio of $15 million, a $12 million gain on the sale of equipment leases and a $10 million gain on the sale of a subsidiary that specialized in institutional services all of which occurred in the first nine months of 2025.
Other Expense
The components of other expense are presented in the accompanying table.
OTHER EXPENSE

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Salaries and employee benefits	$832	$826	$6	1%	$2,572	$2,533	$39	2%
Outside data processing and software	173	154	19	12	471	412	59	14
Equipment and net occupancy	131	129	2	—	393	391	2	—
Professional and other services	97	89	8	10	279	251	28	12
FDIC assessments	19	18	1	15	60	58	2	4
Advertising and marketing	29	27	2	7	77	70	7	9
Amortization of core deposit and other intangible assets	7	7	—	—	23	32	(9)	-27
Other costs of operations	105	99	6	6	305	367	(62)	-17
Total other expense	$1,393	$1,349	$44	3%	$4,180	$4,114	$66	2%

Average full-time equivalent employees	21,579	21,686	(107)	—%	21,735	22,396	(661)	-3%
Full-time equivalent employees at period end	21,562	21,662	(100)	—	21,562	22,383	(821)	-4

Salaries and employee benefits
Salaries and employee benefits expense increased $6 million in the recent quarter as compared with the second quarter of 2026 reflecting an additional working day in the recent quarter, partially offset by lower payroll-related taxes.
Salaries and employee benefits expense increased $39 million in the nine months ended September 30, 2026 as compared with the year-earlier period reflecting higher salaries expense from annual merit and other increases, commissions and incentive compensation. Employee benefits expenses reflected a rise in medical benefits expense and payroll-related taxes, partially offset by lower severance expense. Lower staffing levels partially offset increases in salaries and employee benefits expense.
Nonpersonnel expenses
Nonpersonnel expenses of $561 million in the recent quarter increased from $523 million in the second quarter of 2026 reflecting higher outside data processing and software expense driven by higher software maintenance and enhancements to the Company's technology infrastructure and an increase in professional and other services expense related to such enhancements and other enterprise initiatives.
Nonpersonnel expenses aggregated $1.61 billion and $1.58 billion in the nine months ended September 30, 2026 and 2025, respectively, reflecting a rise in outside data processing and software costs of $59 million associated with enhancements to the Company's technology infrastructure, and higher professional and other services expense of $28 million related to such enhancements and higher legal and review costs. Partially offsetting those increases was lower other costs of operations of $62 million driven by amortization associated with residential mortgage loan servicing right assets of $75 million in the first nine months of 2025, partially offset by higher costs associated with the Company's supplemental executive retirement savings plan in the first nine months of 2026 reflecting market performance.
Income Taxes
The Company's effective income tax rate was 23.1% for each of the third and second quarters of 2026 and the nine months ended September 30, 2026 and 2025. The Company's effective tax rate is affected by the level of income earned that is exempt from tax relative to the overall level of pre-tax income, the amount of income allocated to the various state and local jurisdictions where the Company operates, because tax rates differ among such jurisdictions, and the impact of any large discrete or infrequently occurring items. The Company’s effective tax rate in future periods may also be affected by any change in income tax laws or regulations and interpretations of income tax regulations that differ from the Company’s interpretations by any of the various tax authorities that may examine tax returns filed by M&T or any of its subsidiaries.
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
The most significant source of funding for the Company is core deposits, which are generated from a large base of consumer, corporate and institutional customers. That customer base has become more geographically diverse as a result of expansion of the Company’s businesses over time. Nevertheless, the Company faces competition in offering products and services from a large array of financial market participants, including banks, thrifts, mutual funds, securities dealers and others. Core deposits totaled $156.5 billion at September 30, 2026, up from $153.3 billion at December 31, 2025. The higher level of core deposits at September 30, 2026 reflects an increase in savings and interest-checking deposits, inclusive of the redesignation of certain brokered deposit arrangements that totaled $4.0 billion at March 31, 2026 as core deposits consistent with regulatory presentation, partially offset by lower noninterest-bearing deposits.

The Company supplements funding provided through core deposits with various short-term and long-term wholesale borrowings, including overnight federal funds purchases, repurchase agreements, advances from the FHLBs, brokered deposits and longer-term borrowings. M&T Bank has access to additional funding sources through secured borrowings from the FHLB of New York and the FRB of New York. M&T Bank is also a counterparty to the FRB of New York standing repurchase agreement facility, which allows it to enter into overnight repurchase transactions using eligible investment securities. At September 30, 2026 and December 31, 2025, long-term borrowings aggregated $13.6 billion and $10.9 billion, respectively, and short-term borrowings aggregated $6.4 billion and $2.1 billion, respectively. The balances of short-term borrowings generally reflect the Company's wholesale funding strategy and liquidity considerations at each of those dates. Information about the Company's borrowings is included in note 5 of Notes to Financial Statements.
The Company's wholesale funding sources include the placement of brokered deposits. Such deposits were comprised of savings and interest-checking and time deposit accounts that totaled 5% of the Company's total deposit base at September 30, 2026, compared with 7% at December 31, 2025. The lower level of brokered deposits reflects the redesignation of certain savings and interest-checking deposit arrangements as core deposits consistent with regulatory presentation, partially offset by higher brokered time deposits. The Company actively adjusts its wholesale funding sources in consideration of the competitive landscape for customer deposits and maintenance of its liquidity profile.
Total uninsured deposits were estimated to be $78.1 billion at September 30, 2026 and $78.9 billion at December 31, 2025. Approximately $10.8 billion and $9.0 billion of those uninsured deposits were collateralized by the Company at September 30, 2026 and December 31, 2025, respectively. The Company maintains available liquidity sources, which at September 30, 2026 represented approximately 121% of uninsured deposits that were not collateralized by the Company.
In addition to deposits and borrowings, other sources of liquidity include maturities and repayments of investment securities, loans and other earning assets, as well as cash generated from operations, such as fees collected for services. The Company also has the ability to securitize or sell certain financial assets, including various loan types, to provide other liquidity alternatives. U.S. Treasury and government-issued or guaranteed mortgage-backed securities comprised 95% of the Company's debt securities portfolio at September 30, 2026. The weighted-average durations of debt investment securities available for sale and held to maturity at September 30, 2026 were 3.6 years and 4.5 years, respectively.
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
M&T’s primary source of funds to pay for operating expenses, shareholder dividends and treasury stock repurchases has historically been the receipt of dividends from its bank subsidiaries, which are subject to various regulatory limitations. Dividends from any bank subsidiary to M&T are limited by the amount of earnings of the subsidiary in the current year and the two preceding years. For purposes of that test, at September 30, 2026 approximately $1.7 billion was available for payment of dividends to M&T from bank subsidiaries. M&T may also obtain funding through long-term borrowings and the repayment of advances to subsidiaries. Further information about the long-

term outstanding borrowings of M&T is provided in note 5 of Notes to Financial Statements. As a bank holding company, M&T is obligated to serve as a managerial and financial source of strength to its bank subsidiaries as described in Part I, Item 1, "Business" of M&T's 2025 Annual Report and may provide advances to those subsidiaries. As its ability to access the capital markets may be affected by market disruptions, M&T maintains sufficient resources at its parent company to satisfy projected cash outflows for an extended period without reliance on dividends from subsidiaries or external financing. As of September 30, 2026, M&T's parent company liquidity, inclusive of the projected repayment of notes receivable from bank subsidiaries, covered projected cash outflows for 27 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
The Company's Executive ALCO Committee closely monitors the Company’s liquidity position on an ongoing basis for compliance with internal policies and regulatory expectations. As a Category IV institution, the Company adheres to enhanced liquidity standards which require the performance of internal liquidity stress testing. The stress testing is designed to ensure the Company has sufficient liquidity to withstand both institution-specific and market-wide stress scenarios. For each scenario, the Company applies liquidity stress which may include deposit run-off, increased draws on unfunded loan commitments, increased collateral need for margin calls, increased haircuts on investment security-based funding and reductions in unsecured and secured borrowing capacity. Stress scenarios are measured over various time frames ranging from overnight to twelve months. As required by regulation, the Company maintains a liquidity buffer comprised of cash and highly liquid unencumbered securities to cover a 30-day stress horizon. Liquidity stress events occurring over longer time horizons can be mitigated by the availability of secured funding sources at the FHLB of New York and FRB of New York. As described in Part I, Item 1, "Liquidity" of M&T's 2025 Annual Report, the Federal Reserve and other federal banking regulators established the LCR as a uniform measure to ensure banking organizations hold sufficient amounts of cash and unencumbered high-quality liquid assets to cover net cash outflows over a 30-day liquidity stress period. As a Category IV institution with less than a $50 billion balance of weighted short-term wholesale funding, M&T is not subject to the LCR. M&T, however, estimates that its LCR on September 30, 2026 was 107%, exceeding the regulatory minimum standards that would be applicable if it were a Category III institution subject to the Category III reduced LCR requirements.
The table that follows is a summary of the Company's available sources of liquidity as of September 30, 2026 and December 31, 2025.
AVAILABLE LIQUIDITY SOURCES

(Dollars in millions)	September 30, 2026	December 31, 2025
Deposits at the FRB of New York	$14,247	$16,966
Unused secured borrowing facilities:
FRB of New York	26,974	25,443
FHLB of New York	13,461	18,302
Unencumbered investment securities (after estimated haircuts)	27,150	27,241
Total	$81,832	$87,952
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
Management has taken actions to mitigate exposure to interest rate risk through the use of on- and off-balance sheet financial instruments and intends to do so in the future. Possible actions include, but are not limited to, changes in the pricing of loan and deposit products, modifying the composition of earning assets and interest-bearing liabilities, and adding to, modifying or terminating existing interest rate swap agreements or other financial instruments used for interest rate risk management purposes. At September 30, 2026, the aggregate notional amount of interest rate swap agreements entered into for interest rate risk management purposes that were currently in effect was $22.8 billion. In addition, the Company has entered into $10.0 billion of forward-starting interest rate swap agreements designated for hedging purposes. Information about interest rate swap agreements entered into for interest rate risk management purposes is included herein under the heading “Taxable-equivalent Net Interest Income” and in note 11 of Notes to Financial Statements.
The accompanying table as of September 30, 2026 and December 31, 2025 displays the estimated impact on projected net interest income in the base scenarios described above resulting from changes in market interest rates. The scenarios presented in the table below assume a gradual and parallel change in interest rates across repricing categories during the first modeling year.
SENSITIVITY OF NET INTEREST INCOME TO CHANGES IN INTEREST RATES

	Calculated Percentage Change in Projected Net Interest Income
	September 30, 2026	December 31, 2025
Changes in interest rates
+200 basis points	-1.27%	-.54%
+100 basis points	-.49	-.12
-100 basis points	.46	.04
-200 basis points	.66	-.27

The Company utilized many assumptions to calculate the impact that changes in interest rates may have on net interest income. The more significant of those assumptions included the rate of prepayments of mortgage-related assets, cash flows from derivative and other financial instruments, loan and deposit volumes, mix and pricing, and deposit maturities. Variations in amounts presented since December 31, 2025 reflect changes in the composition of the Company's earning assets and interest-bearing liabilities, as well as the level of market-implied forward interest rates and hedging actions taken by the Company. M&T's cumulative upward deposit pricing beta, which is the change in deposit pricing in response to a change in market interest rates, approximated 55% amidst a rising interest rate environment from the first quarter of 2022 through the second quarter of 2024. M&T's cumulative downward deposit pricing beta beginning in the third quarter of 2024 through the recent quarter, when the FOMC increased the target rate by 25 basis points in September, approximated 52%. The assumptions used in interest rate sensitivity modeling are inherently uncertain and, as a result, the Company cannot precisely predict the impact of changes in interest rates on net interest income. Actual results may differ significantly from those presented due to the timing, magnitude and frequency of changes in interest rates and changes in market conditions and interest rate differentials (spreads) between maturity/repricing categories, as well as any actions, such as those previously described, which management may take to counter such changes.
Management also uses an EVE model to supplement the modeling technique described above and provide a long-term interest rate risk metric. EVE is a point-in-time analysis of the economic sensitivity of existing assets, liabilities and off-balance sheet positions that incorporates all cash flows over their estimated remaining lives. The EVE reflects the present value of cash flows from existing assets, liabilities and off-balance sheet financial instruments, but does not incorporate any assumptions for future originations, renewals or issuances. Management measures the impact of changes in market values due to interest rates under a number of scenarios, including immediate shifts of the yield curve. The percentage impact to the EVE resulting from a 100 basis-point increase and a 100 basis-point decrease in market interest rates was -3.6% and 1.8%, respectively, at September 30, 2026, and -5.1% and 2.2%, respectively, at December 31, 2025. The reduced EVE sensitivity at September 30, 2026 reflects the incorporation of updated data into the EVE model and other refinements in the second quarter of 2026.
In addition to the effect of interest rates, changes in fair value of the Company’s financial instruments can also result from a lack of trading activity for similar instruments in the financial markets. Information about the fair valuation of financial instruments is presented in note 13 of Notes to Financial Statements.
The Company enters into interest rate and foreign exchange contracts to meet the financial needs of customers that it includes in its consolidated financial statements as other non-hedging derivatives within other assets and other liabilities. Financial instruments utilized for such activities consist primarily of interest rate swap agreements and forward and futures contracts related to foreign currencies. The Company generally mitigates the interest rate and foreign currency risk associated with customer activities by entering into offsetting positions with third parties that are also included in other assets and other liabilities. The fair values of non-hedging derivative positions associated with interest rate contracts and foreign currency and other option and futures contracts are presented in note 11 of Notes to Financial Statements. As with any non-government guaranteed financial instrument, the Company is exposed to credit risk associated with counterparties to its non-hedging derivative activities. Although the notional amounts of these contracts are not recorded in the Consolidated Balance Sheet, the unsettled fair values of such financial instruments are recorded in the Consolidated Balance Sheet. The fair values of such non-hedging derivative assets and liabilities recognized in the Consolidated Balance Sheet were $384 million and $876 million, respectively, at September 30, 2026 and $190 million and $409 million, respectively, at December 31, 2025. The amounts recorded in the Consolidated Balance Sheet associated with the Company's non-hedging derivative activities at September 30, 2026 and December 31, 2025 predominantly reflect changes in values associated with interest rate swap agreements entered into with commercial customers and financial institutions that are not subject to periodic variation margin settlement payments. Given the Company's policies and positions, management believes that the potential loss exposure to the Company resulting from market risk associated with other non-hedging derivative activities was not material at September 30, 2026, however, as previously noted, the Company is exposed to credit risk associated with counterparties to such activities. Information about the Company’s use of derivative financial instruments is included in note 11 of Notes to Financial Statements.

Capital
The following table presents components related to shareholders' equity and dividends.
SHAREHOLDERS' EQUITY, DIVIDENDS AND SELECT RATIOS

(Dollars in millions, except per share)	September 30, 2026	December 31, 2025	September 30, 2025
Preferred stock	$3,017	$2,834	$2,394
Common shareholders' equity	25,142	26,343	26,334
Total shareholders' equity	$28,159	$29,177	$28,728
Per share:
Common shareholders’ equity	$174.95	$173.49	$170.43
Tangible common shareholders’ equity (a)	115.88	117.45	115.31
Ratios:
Total shareholders' equity to total assets	12.77%	13.67%	13.60%
Common shareholders' equity to total assets	11.40	12.34	12.46
Tangible common shareholders' equity to tangible assets (a)	7.85	8.70	8.79
Cash dividends declared for quarter ended:
Common stock (b)	$217	$230	$234
Common stock per share	1.50	1.50	1.50
Preferred stock (b)	42	39	36
__________________________________________________________________________________
(a)Reconciliations of total common shareholders’ equity and tangible common equity and total assets and tangible assets as of each of those dates are presented in Table 2.
(b)Cash dividends on common stock were $660 million and $670 million and preferred stock dividends were $120 million and $107 million for the nine months ended September 30, 2026 and 2025, respectively.
On March 30, 2026, M&T's Board of Directors authorized a program under which $5.0 billion of common shares may be repurchased. That authorization replaced and terminated the previous authorized share repurchase program effective as of the same date. M&T repurchased 1.3 million and 2.1 million shares of its common stock at a total cost of $323 million and $465 million during the third and second quarters of 2026, respectively. During the first nine months of 2026 and 2025, M&T repurchased 8.9 million and 11.6 million shares of its common stock at a total cost of $2.0 billion and $2.2 billion, respectively. Discretion as to the amount and timing of authorized share repurchases in a given period has been delegated, through the authorization of the Board of Directors, to management and can be influenced by capital and liquidity requirements, including funding of future loan growth and other balance sheet management activities, as well as market and economic conditions. On February 1, 2026, M&T redeemed all 40,000 outstanding shares of its Perpetual Fixed Rate Reset Non-cumulative Preferred Stock, Series G, for $400 million. In July 2026, M&T issued 60,000 shares of Perpetual Fixed Rate Non-cumulative Preferred Stock, Series L, with a liquidation preference of $10,000 per share. On November 1, 2026, M&T redeemed all 50,000 outstanding shares of its Perpetual Fixed-to-Floating Rate Non-cumulative Preferred Stock, Series F, for $500 million.

Shareholders’ equity reflects accumulated other comprehensive income or loss, which includes the net after-tax impact of unrealized gains or losses on investment securities, gains or losses associated with interest rate swap agreements designated as cash flow hedges and adjustments to reflect the funded status of defined benefit pension and other postretirement plans. The components of accumulated other comprehensive income (loss) are presented in the following table.
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS) - NET OF INCOME TAX

(Dollars in millions, except per share)	September 30, 2026	December 31, 2025	September 30, 2025
Investment securities unrealized gains (losses), net (a)	$(550)	$155	$121
Cash flow hedge adjustments, net (b)	(181)	67	68
Defined benefit plans adjustments, net (c)	58	61	93
Other	(7)	(6)	(5)
Accumulated other comprehensive income (loss), net	$(680)	$277	$277

Accumulated other comprehensive income (loss), net, per common share	$(4.73)	$1.83	$1.80
__________________________________________________________________________________
(a)Refer to note 3 of Notes to Financial Statements.
(b)Refer to note 11 of Notes to Financial Statements.
(c)Refer to note 8 of Notes to Financial Statements.
M&T and its subsidiary banks are required to comply with applicable Capital Rules which prescribe minimum capital ratios. Capital Rules require buffers in addition to these minimum risk-based capital ratios. M&T is subject to an SCB requirement that is determined through the Federal Reserve’s supervisory stress tests and M&T’s bank subsidiaries are subject to a 2.5% capital conservation buffer requirement. The buffer requirement must be composed entirely of CET1 capital. In June 2026, the Federal Reserve released the results of its most recent supervisory stress tests, which would imply a reduction of M&T's SCB to the 2.5% minimum. In February 2026, however, the Federal Reserve announced that the previous SCB requirements would continue in effect through 2027. Accordingly, M&T's SCB remains 2.7%. The regulatory capital ratios of the Company and its bank subsidiaries, M&T Bank and Wilmington Trust, N.A., as of September 30, 2026 are presented in the accompanying table.
REGULATORY CAPITAL RATIOS

(Dollars in millions)	Regulatory Minimum (a)	M&T (Consolidated)	M&T Bank	Wilmington Trust, N.A.
CET1 capital	4.50%	10.16%	11.68%	282.28%
Tier 1 capital	6.00	11.93	11.68	282.28
Total capital	8.00	13.93	13.67	282.43
Tier 1 leverage	4.00	9.66	9.45	87.15
RWA		$170,582	$170,037	$244
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
Capital Rules generally require the deduction of goodwill and core deposit and other intangible assets, net of applicable deferred taxes, from the calculation of capital in the determination of the minimum capital ratios. As a result of previous business acquisitions, the Company recorded goodwill of $8.5 billion and core deposit and other intangible assets of $41 million at September 30, 2026. Goodwill, as required by GAAP, is not amortized, but rather is tested for impairment at least annually at the business reporting unit level. The Company completed its annual goodwill impairment test in the fourth quarter of 2025 and concluded the amount of goodwill was not impaired at the testing date. The Company has not identified events or circumstances that would more likely than not reduce the fair value of a business reporting unit below its carrying amount at September 30, 2026. Should a business reporting unit with assigned goodwill experience declines in revenue, increased credit losses or expenses, or other adverse developments due to economic, regulatory, competition or other factors, that would be material to that reporting unit, an impairment of goodwill could occur in a future period that could be material to the Company's Consolidated

Balance Sheet and its Consolidated Statement of Income. Although a goodwill impairment charge would not have a significant impact on the Company's regulatory tangible capital ratios, it would reduce the capacity of its bank subsidiary, M&T Bank, to dividend earnings to M&T. As described herein under the heading "Liquidity Risk," M&T's parent company liquidity at September 30, 2026, inclusive of the projected repayment of notes receivables from bank subsidiaries, covered projected cash outflows for 27 months, including dividends on common and preferred stock, debt service and scheduled debt maturities.
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
As described in Part I, Item 1, "Capital Requirements" of M&T's 2025 Annual Report, in July 2023 the federal banking agencies issued a notice of proposed rulemaking to modify the regulatory capital requirements applicable to large banking organizations with total assets exceeding $100 billion, like the Company. In March 2026, the federal banking agencies issued a reproposal of those requirements. Under the reproposed requirements, the Company would have the option of calculating its RWA using either a standardized approach or an ERBA. The reproposal would also require the Company to include certain components of accumulated other comprehensive income (loss) in its calculation of capital over a five-year transition period. Management continues to evaluate the impact of the reproposed rules on the regulatory capital requirements of M&T and its subsidiary banks. The Company estimates that its CET1 capital ratio of 10.19% at June 30, 2026 would have increased approximately 90 basis points under the standardized approach and an additional 10 to 20 basis points under the ERBA, excluding the impact of accumulated other comprehensive income (loss). At September 30, 2026, the inclusion of accumulated other comprehensive income (loss) components related to investment securities available for sale and defined benefit plan liability adjustments would have decreased the Company's CET1 capital ratio by 29 basis points.
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
As described in note 15 of Notes to Financial Statements, during the third quarter of 2026 the Company modified its internal management reporting structure to reflect certain organizational changes. Prior period segment information has been recast to conform to the current presentation.
NET INCOME (LOSS) BY REPORTABLE SEGMENT

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Net income (loss)
Commercial Bank	$231	$288	$(57)	-19%	$759	$696	$63	9%
Retail Bank	372	363	9	3	1,081	1,105	(24)	-2
Institutional Services and Wealth Management	115	120	(5)	-5	347	391	(44)	-11
All Other	57	47	10	20	70	(100)	170	—
Total net income	$775	$818	$(43)	-5%	$2,257	$2,092	$165	8%

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
COMMERCIAL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Income statement
Net interest income	$539	$543	$(4)	-1%	$1,601	$1,554	$47	3%
Noninterest income	197	199	(2)	-1	593	602	(9)	-1
Total revenue	736	742	(6)	-1	2,194	2,156	38	2
Provision for credit losses	61	22	39	167	113	168	(55)	-32
Noninterest expense	375	365	10	3	1,101	1,092	9	1
Income before taxes	300	355	(55)	-15	980	896	84	9
Income tax expense	69	67	2	1	221	200	21	11
Net income	$231	$288	$(57)	-19%	$759	$696	$63	9%
Average balance sheet
Loans held for sale	$416	$518	$(102)	-20%	$528	$550	$(22)	-4%
Loans:
Commercial and industrial	57,690	57,739	(49)	—	57,019	53,791	3,228	6
Real estate - commercial	23,057	21,495	1,562	7	21,965	23,111	(1,146)	-5
Real estate - residential	408	402	6	2	403	419	(16)	-4
Consumer	16	17	(1)	-8	19	20	(1)	-4
Total loans	$81,171	$79,653	$1,518	2%	$79,406	$77,341	$2,065	3%
Deposits:
Noninterest-bearing	$9,564	$9,727	$(163)	-2%	$9,818	$10,970	$(1,152)	-10%
Interest-bearing	40,531	38,917	1,614	4	39,563	34,838	4,725	14
Total deposits	$50,095	$48,644	$1,451	3%	$49,381	$45,808	$3,573	8%

The Commercial Bank segment’s net income in the third quarter of 2026 decreased $57 million from the second quarter of 2026.
•Net interest income decreased $4 million reflecting an 11 basis-point narrowing of the net interest margin on loans, partially offset by one additional calendar day in the recent quarter and higher average balances of loans and deposits of $1.5 billion each.
•The provision for credit losses increased $39 million reflecting higher net charge-offs of commercial and industrial loans.
•Noninterest income decreased $2 million reflecting lower capital market and advisory revenues, partially offset by higher card revenues and other revenues from operations.
•Noninterest expense increased $10 million driven by an increase in personnel-related expenses and higher outside data processing and software costs.
•Average loans rose $1.5 billion driven by higher average balances of permanent commercial real estate loans.
•Average deposits grew $1.5 billion reflecting higher average savings and interest-checking deposit balances.
Net income for the Commercial Bank segment increased $63 million in the first nine months of 2026 as compared with the similar 2025 period.
•Net interest income increased $47 million reflecting higher average deposits of $3.6 billion and higher average loans of $2.1 billion, partially offset by a 3 basis-point narrowing of the net interest margin on each of loans and deposits.
•Noninterest income decreased $9 million reflecting $15 million of gains on sales of an out-of-footprint residential builder and developer loan portfolio and a $12 million gain on the sale of equipment leases each in the first three quarters of 2025, partially offset by higher revenues from interest rate swap agreements with commercial customers and increased service charges on commercial deposit accounts in the nine months ended September 30, 2026.
•The provision for credit losses decreased $55 million reflecting lower net charge-offs of commercial and industrial loans and commercial real estate loans.
•Noninterest expense increased $9 million driven by an increase in centrally-allocated costs associated with technology, operations, risk management, finance, human resources and other support services provided to the Commercial Bank segment and a rise in outside data processing and software costs, partially offset by a decline in personnel expenses.
•Average loans increased $2.1 billion driven by higher average commercial and industrial loans reflecting growth that spanned most industry types, partially offset by lower average commercial real estate loan balances as the Company reduced its exposure to such loans designated as criticized.
•Average deposits grew $3.6 billion reflecting growth in average savings and interest-checking deposits, partially offset by lower average noninterest-bearing deposits.

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
RETAIL BANK SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Income statement
Net interest income	$992	$974	$18	2%	$2,916	$2,959	$(43)	-1%
Noninterest income	257	236	21	9	710	691	19	3
Total revenue	1,249	1,210	39	3	3,626	3,650	(24)	-1
Provision for credit losses	84	70	14	19	236	220	16	7
Noninterest expense	666	653	13	2	1,941	1,950	(9)	—
Income before taxes	499	487	12	3	1,449	1,480	(31)	-2
Income tax expense	127	124	3	3	368	375	(7)	-2
Net income	$372	$363	$9	3%	$1,081	$1,105	$(24)	-2%
Average balance sheet
Loans held for sale	$266	$259	$7	3%	$291	$200	$91	45%
Loans:
Commercial and industrial	6,869	6,815	54	1	6,785	6,324	461	7
Real estate - commercial	1,776	1,699	77	5	1,717	1,653	64	4
Real estate - residential	22,342	21,975	367	2	21,982	20,840	1,142	5
Consumer	26,433	25,823	610	2	25,904	24,476	1,428	6
Total loans	$57,420	$56,312	$1,108	2%	$56,388	$53,293	$3,095	6%
Deposits:
Noninterest-bearing	$24,997	$24,843	$154	1%	$24,699	$24,342	$357	1%
Interest-bearing	65,337	64,846	491	1	64,928	65,567	(639)	-1
Total deposits	$90,334	$89,689	$645	1%	$89,627	$89,909	$(282)	—%

The Retail Bank segment’s net income in the third quarter of 2026 increased $9 million from the second quarter of 2026.
•Net interest income increased $18 million reflecting the impact of one additional calendar day in the recent quarter, higher average loan balances of $1.1 billion, higher average deposit balances of $645 million and a widening of the net interest margin on deposits of 3 basis points, partially offset by a narrowing of the net interest margin on loans of 5 basis points.
•Noninterest income increased $21 million reflecting higher residential mortgage loan sub-servicing fee revenue.
•The provision for credit losses increased $14 million reflective of higher net charge-offs in the recent quarter.
•Noninterest expense increased $13 million reflecting higher personnel-related costs and equipment and net occupancy costs.
•Average loans rose $1.1 billion reflecting an increase in average consumer loans that resulted from growth in average recreational finance loans and home equity loans and lines of credit, and higher average residential real estate loans.
•Average deposits increased $645 million reflecting an increase in average savings and interest-checking deposits and noninterest-bearing deposits.
Net income for the Retail Bank segment declined $24 million in the first nine months of 2026 as compared with the similar 2025 period.
•Net interest income declined $43 million reflecting a 6 basis-point and 9 basis-point narrowing of the net interest margin on loans and deposits, respectively, partially offset by higher average loan balances of $3.1 billion.
•Noninterest income increased $19 million reflecting higher service charges on retail deposit products and a rise in residential mortgage banking revenues driven by an increase in the amount of residential mortgage loans sub-serviced by the segment.
•The provision for credit losses increased $16 million reflective of higher net charge-offs of retail segment loan balances in the first nine months of 2026.
•Noninterest expense decreased $9 million reflecting the impact of the Company's accounting election described herein on other costs of operations, driven by amortization associated with residential mortgage loan servicing right assets in the first nine months of 2025, partially offset by higher centrally-allocated costs associated with technology, operations, risk management, finance, human resources and other support services provided to the Retail Bank segment.
•Average loans rose $3.1 billion reflecting an increase in average consumer loans that resulted from growth in average recreational finance loans and home equity loans and lines of credit. Also contributing to that increase was higher average residential real estate loans reflecting the retention of originated residential mortgage loans and purchases.

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
INSTITUTIONAL SERVICES & WEALTH MANAGEMENT SEGMENT FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Income statement
Net interest income	$144	$149	$(5)	-2%	$449	$500	$(51)	-10%
Noninterest income	235	235	—	—	691	678	13	2
Total revenue	379	384	(5)	-1	1,140	1,178	(38)	-3
Provision for credit losses	—	—	—	—	—	5	(5)	-100
Noninterest expense	226	223	3	1	675	649	26	4
Income before taxes	153	161	(8)	-5	465	524	(59)	-11
Income tax expense	38	41	(3)	-5	118	133	(15)	-11
Net income	$115	$120	$(5)	-5%	$347	$391	$(44)	-11%
Average balance sheet
Loans:
Commercial and industrial	$1,142	$1,155	$(13)	-1%	$1,171	$962	$209	22%
Real estate - commercial	29	27	2	3	27	31	(4)	-14
Real estate - residential	2,444	2,450	(6)	—	2,447	2,285	162	7
Consumer	904	879	25	3	874	779	95	12
Total loans	$4,519	$4,511	$8	—%	$4,519	$4,057	$462	11%
Deposits:
Noninterest-bearing	$8,259	$8,766	$(507)	-6%	$8,843	$9,001	$(158)	-2%
Interest-bearing	9,935	9,939	(4)	—	10,008	9,754	254	3
Total deposits	$18,194	$18,705	$(511)	-3%	$18,851	$18,755	$96	1%
The Institutional Services and Wealth Management segment’s net income decreased $5 million to $115 million in the third quarter of 2026 from $120 million in the second quarter of 2026.
•Net interest income decreased $5 million reflecting a $511 million decrease in average deposits and a 4 basis-point narrowing of the net interest margin on those deposits.
•Noninterest expense increased $3 million predominately due to a rise in personnel-related expenses.

Net income for the Institutional Services and Wealth Management segment decreased $44 million for the nine months ended September 30, 2026 as compared with the similar 2025 period.
•Net interest income decreased $51 million predominantly due to a 42 basis-point narrowing of the net interest margin on deposits, partially offset by higher average loan balances.
•Noninterest income increased $13 million reflecting higher trust and investment services income resulting from higher Institutional Services sales and fund management fees and a rise in Wealth Management fees from favorable market performance associated with managed assets and higher brokerage services income, partially offset by a $28 million distribution of an earnout payment related to the Company's sale of its CIT business in 2023 and a $10 million gain on the sale of a subsidiary that specialized in institutional services each in the year-earlier period.
•Noninterest expense rose $26 million reflecting a rise in professional and other services expense driven by higher legal and review costs and an increase in personnel-related expenses.

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
ALL OTHER CATEGORY FINANCIAL SUMMARY

	Three Months Ended		Change		Nine Months Ended		Change
(Dollars in millions)	September 30, 2026	June 30, 2026	Amount	%	September 30, 2026	September 30, 2025	Amount	%
Income statement
Net interest income	$118	$126	$(8)	-7%	$371	$156	$215	138%
Noninterest income	54	70	(16)	-24	178	75	103	136
Total revenue	172	196	(24)	-13	549	231	318	137
Provision for credit losses	(10)	28	(38)	—	46	(13)	59	—
Noninterest expense	126	108	18	16	463	423	40	9
Income (loss) before taxes	56	60	(4)	-8	40	(179)	219	—
Income tax expense (benefit)	(1)	13	(14)	—	(30)	(79)	49	—
Net income (loss)	$57	$47	$10	20%	$70	$(100)	$170	—%
The “All Other” category net income was $57 million in the third quarter of 2026 as compared with $47 million in the second quarter of 2026.
•Net interest income decreased $8 million reflecting the comparatively unfavorable impact from interest rate swap agreements entered into for interest rate risk purposes.
•Noninterest income decreased $16 million reflecting a lower distribution from M&T's investment in BLG in the recent quarter.
•The provision for credit losses decreased $38 million reflecting the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense rose $18 million reflecting higher costs associated with technology enhancements and other enterprise initiatives.
The net income recorded for the "All Other" category was $70 million for the first nine months of 2026 as compared with a net loss of $100 million in the similar 2025 period.
•Net interest income increased $215 million reflecting the comparatively favorable impact from each of interest rate swap agreements entered into for interest rate risk purposes and the Company’s allocation methodologies for internal transfers related to funding charges and credits associated with earning assets and interest-bearing liabilities of the Company’s reportable segments.
•Noninterest income increased $103 million predominantly reflecting $111 million of distributions from M&T's investment in BLG in the first nine months of 2026 as compared with $20 million in the first nine months of 2025.
•The provision for credit losses increased $59 million reflecting the net impact of the allocation of the provision to the reportable segments.
•Noninterest expense rose $40 million reflecting higher costs associated with technology enhancements and other enterprise initiatives and an increase in personnel-related expenses.

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

M&T Bank Corporation and Subsidiaries
Table 1
QUARTERLY TRENDS

	2026 Quarters			2025 Quarters
	Third	Second	First	Fourth	Third	Second	First
(Dollars in millions, except per share)
Earnings and dividends
Interest income (taxable-equivalent basis)	$2,679	$2,632	$2,547	$2,648	$2,692	$2,618	$2,572
Interest expense	874	828	784	858	919	896	865
Net interest income	1,805	1,804	1,763	1,790	1,773	1,722	1,707
Less: Provision for credit losses	135	120	140	125	125	125	130
Other income	743	740	689	696	752	683	611
Less: Other expense	1,393	1,349	1,438	1,379	1,363	1,336	1,415
Income before income taxes	1,020	1,075	874	982	1,037	944	773
Applicable income taxes	233	245	199	212	233	219	177
Taxable-equivalent adjustment	12	12	11	11	12	9	12
Net income	$775	$818	$664	$759	$792	$716	$584
Net income available to common shareholders — diluted	$732	$781	$620	$718	$754	$679	$547
Per common share data:
Basic earnings	5.08	5.35	4.16	4.71	4.85	4.26	3.33
Diluted earnings	5.04	5.32	4.13	4.67	4.82	4.24	3.32
Cash dividends	1.50	1.50	1.50	1.50	1.50	1.35	1.35
Average common shares outstanding:
Basic	144,184	145,891	149,225	152,666	155,558	159,221	164,209
Diluted	145,174	146,758	150,109	153,712	156,553	160,005	165,047
Performance ratios
Annualized return on:
Average assets	1.40%	1.51%	1.26%	1.41%	1.49%	1.37%	1.14%
Average common shareholders’ equity	11.44	12.30	9.67	10.87	11.45	10.39	8.36
Net interest margin on average earning assets (taxable-equivalent basis)	3.65	3.70	3.70	3.70	3.69	3.62	3.65
Nonaccrual loans to total loans	.90	.85	.89	.91	1.11	1.16	1.15
Net operating (tangible) results (a)
Net operating income	$780	$823	$671	$767	$798	$724	$594
Diluted net operating income per common share	5.08	5.35	4.18	4.72	4.87	4.28	3.38
Annualized return on:
Average tangible assets	1.47%	1.59%	1.33%	1.49%	1.56%	1.44%	1.21%
Average tangible common shareholders’ equity	17.29	18.57	14.51	16.24	17.13	15.54	12.53
Efficiency ratio (b)	54.4	52.8	58.3	55.1	53.6	55.2	60.5
Balance sheet data
Average balances:
Total assets (c)	$218,860	$216,532	$213,828	$212,891	$211,053	$210,261	$208,321
Total tangible assets (c)	210,367	208,033	205,323	204,379	202,533	201,733	199,791
Earning assets	196,739	195,216	192,594	192,366	190,920	190,535	189,116
Investment securities	38,552	38,728	37,845	36,705	36,559	35,335	34,480
Loans	143,296	140,650	137,421	136,542	135,890	134,311	134,339
Deposits	166,777	163,524	164,176	164,940	162,576	163,258	161,080
Borrowings	19,225	20,794	16,759	14,619	15,633	14,263	14,154
Common shareholders’ equity (c)	25,441	25,505	26,072	26,279	26,189	26,272	26,604
Tangible common shareholders’ equity (c)	16,948	17,006	17,567	17,767	17,669	17,744	18,074
At end of quarter:
Total assets (c)	220,510	219,261	214,736	213,510	211,277	211,584	210,321
Total tangible assets (c)	212,020	210,765	206,234	205,001	202,761	203,060	201,789
Earning assets	197,688	197,066	193,072	192,516	190,684	191,074	190,463
Investment securities	37,894	38,374	38,621	36,649	36,864	35,568	35,137
Loans	144,756	142,530	139,053	137,635	136,345	135,491	133,434
Deposits	167,510	168,885	163,741	166,909	163,426	164,453	165,409
Borrowings	20,021	18,182	19,026	13,060	14,987	14,451	12,069
Common shareholders’ equity (c)	25,142	25,512	25,538	26,343	26,334	26,131	26,597
Tangible common shareholders’ equity (c)	16,652	17,016	17,036	17,834	17,818	17,607	18,065
Equity per common share	174.95	176.03	173.82	173.49	170.43	166.94	163.62
Tangible equity per common share	115.88	117.41	115.96	117.45	115.31	112.48	111.13
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

M&T Bank Corporation and Subsidiaries
Table 2
RECONCILIATION OF QUARTERLY GAAP TO NON-GAAP MEASURES

	2026 Quarters			2025 Quarters
(Dollars in millions, except per share)	Third	Second	First	Fourth	Third	Second	First
Income statement data
Net income
Net income	$775	$818	$664	$759	$792	$716	$584
Amortization of core deposit and other intangible assets (a)	5	5	7	8	6	8	10
Net operating income	$780	$823	$671	$767	$798	$724	$594
Earnings per common share
Diluted earnings per common share	$5.04	$5.32	$4.13	$4.67	$4.82	$4.24	$3.32
Amortization of core deposit and other intangible assets (a)	.04	.03	.05	.05	.05	.04	.06
Diluted net operating earnings per common share	$5.08	$5.35	$4.18	$4.72	$4.87	$4.28	$3.38
Other expense
Other expense	$1,393	$1,349	$1,438	$1,379	$1,363	$1,336	$1,415
Amortization of core deposit and other intangible assets	(7)	(7)	(9)	(10)	(10)	(9)	(13)
Noninterest operating expense	$1,386	$1,342	$1,429	$1,369	$1,353	$1,327	$1,402
Efficiency ratio
Noninterest operating expense (numerator)	$1,386	$1,342	$1,429	$1,369	$1,353	$1,327	$1,402
Taxable-equivalent net interest income	$1,805	$1,804	$1,763	$1,790	$1,773	$1,722	$1,707
Other income	743	740	689	696	752	683	611
Less: Gain (loss) on bank investment securities	(1)	2	4	1	1	—	—
Denominator	$2,549	$2,542	$2,448	$2,485	$2,524	$2,405	$2,318
Efficiency ratio	54.4%	52.8%	58.3%	55.1%	53.6%	55.2%	60.5%
Balance sheet data
Average assets
Average assets	$218,860	$216,532	$213,828	$212,891	$211,053	$210,261	$208,321
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(45)	(51)	(59)	(69)	(79)	(89)	(92)
Deferred taxes	17	17	19	22	24	26	27
Average tangible assets	$210,367	$208,033	$205,323	$204,379	$202,533	$201,733	$199,791
Average common equity
Average total equity	$28,331	$27,939	$28,648	$28,970	$28,583	$28,666	$28,998
Preferred stock	(2,890)	(2,434)	(2,576)	(2,691)	(2,394)	(2,394)	(2,394)
Average common equity	25,441	25,505	26,072	26,279	26,189	26,272	26,604
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(45)	(51)	(59)	(69)	(79)	(89)	(92)
Deferred taxes	17	17	19	22	24	26	27
Average tangible common equity	$16,948	$17,006	$17,567	$17,767	$17,669	$17,744	$18,074
At end of quarter
Total assets
Total assets	$220,510	$219,261	$214,736	$213,510	$211,277	$211,584	$210,321
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(41)	(48)	(55)	(64)	(74)	(84)	(93)
Deferred taxes	16	17	18	20	23	25	26
Total tangible assets	$212,020	$210,765	$206,234	$205,001	$202,761	$203,060	$201,789
Total common equity
Total equity	$28,159	$27,946	$27,972	$29,177	$28,728	$28,525	$28,991
Preferred stock	(3,017)	(2,434)	(2,434)	(2,834)	(2,394)	(2,394)	(2,394)
Common equity	25,142	25,512	25,538	26,343	26,334	26,131	26,597
Goodwill	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)	(8,465)
Core deposit and other intangible assets	(41)	(48)	(55)	(64)	(74)	(84)	(93)
Deferred taxes	16	17	18	20	23	25	26
Total tangible common equity	$16,652	$17,016	$17,036	$17,834	$17,818	$17,607	$18,065
__________________________________________________________________________________
(a)After any related tax effect.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
Refer to Part I, Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations," under the captions "Liquidity Risk," "Market Risk and Interest Rate Sensitivity" and "Capital."
Item 4. Controls and Procedures.
(a) Evaluation of disclosure controls and procedures. Based upon an evaluation carried out as of the end of the period covered by this report under the supervision and with the participation of M&T's management, including its Chairman and Chief Executive Officer and its Chief Financial Officer, of the effectiveness of M&T’s disclosure controls and procedures (as defined in Exchange Act rule 13a-15(e)), René F. Jones, Chairman of the Board and Chief Executive Officer, and Daryl N. Bible, Senior Executive Vice President and Chief Financial Officer, concluded that M&T’s disclosure controls and procedures were effective as of September 30, 2026.
(b) Changes in internal control over financial reporting. M&T regularly assesses and enhances its internal control over financial reporting. There were no changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) – (b) Not applicable.
(c)

	Issuer Purchases of Common Equity Securities
(Dollars in millions, except per share)	Total Number of Common Shares Purchased (a)	Average Price Paid per Common Share (b)	Total Number of Common Shares Purchased as Part of Publicly Announced Programs (c)	Dollar Value of Common Shares that may yet be Purchased Under the Programs (c)
July 1 - July 31, 2026	558,068	$251.77	557,357	$4,395
August 1 - August 31, 2026	727,893	251.00	727,829	4,212
September 1 - September 30, 2026	14,289	239.43	—	4,212
Total	1,300,250	251.20	1,285,186
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
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) – (b) Not applicable.
(c) During the three months ended September 30, 2026, no executive officers or directors adopted, terminated or modified a Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K under the Exchange Act).
Certain executive officers or directors have made elections to participate in, and are participating in, the Company's tax-qualified 401(k) plan and nonqualified deferred compensation plans, or have made, and may from time to time make, elections to reinvest dividends in M&T common stock, or have shares withheld to cover withholding taxes upon the vesting of equity awards or to pay the exercise price of options, each of which may be designed to satisfy the affirmative defense conditions of Rule 10b5-1 under the Exchange Act or may constitute non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K).

Item 6. Exhibits.
The following exhibits are filed as a part of this report.

Exhibit No.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.1	Certification of Chief Executive Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

32.2	Certification of Chief Financial Officer under 18 U.S.C. §1350 pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. Filed herewith.

101.INS	Inline XBRL Instance Document. Filed herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents. Filed herewith.

104	The cover page from M&T's Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 has been formatted in Inline XBRL.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

M&T BANK CORPORATION

Date: November 5, 2026	By:	/s/ Daryl N. Bible
Daryl N. Bible
Senior Executive Vice President and Chief Financial Officer